Form 10QSB
period 1996-07-31
LEADING EDGE EARTH PRODUCTS INC
filed 1997-01-15
CIK 911212

                                  FORM 10-QSB

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

  (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934



                For the quarterly period ended   July 31, 1996
                                              -------------------

      (  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from            to
                                         -----------    ------------

           Commission file number     93-67656-S
                                 -------------------


                      LEADING-EDGE EARTH PRODUCTS, INC.
                      ---------------------------------
         (Name of small business issuer as specified in its charter)

                   Oregon                                       93-1002429
  ---------------------------                             ---------------------
  (State of incorporation or organization)                (IRS Employer ID No.)

               319 Nickerson St.  #186,   Seattle, WA        98109
         --------------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)

                                800-788-3599
                       ------------------------------
                          Issuer's telephone number

     --------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
   X
--- ---  -------
 Yes      No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.  Yes.......  No.......

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,017,951 as of January 8, 1997

    Transitional Small Business Disclosure Format (check one):
Yes...........  No......X....

                       LEADING-EDGE EARTH PRODUCTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                     PART 1

ITEM 1.  FINANCIAL STATEMENTS

Interim Financial Statements for the periods ending July 31, 1996, and 1995 are attached hereto.

ITEM 2.  PLAN OF OPERATION

The Company has yet to generate revenues from the sale of building panels. No revenues were earned in fiscal 1994/1995; however, $294,324 were earned in fiscal 1995/1996, primarily in the form of License revenue from the Agile license. Additional sums are expected from Agile, (see exhibits to 10-KSB for year ended April 30, 1996). The operations of the Company, since inception, have been focused on research and development. No independent research and development activities by the Company are planned in fiscal 1996/1997, although the Company reserves the right to resume such activities at any time. No significant purchase or sale of any equipment by the Company is expected during fiscal 1996/1997, and no significant change in the number of employees of the Company is expected.

Management of the Company intends to concentrate its efforts to support its consulting obligations to Agile under the Agile License (see exhibits to 10-KSB for year ended April 30, 1996) during 1997; however, in the event that additional research and development or other related activities by the Company appear desirable after the Company's review of Agile's progress under the Agile License, such related activities may be undertaken. No budgets have been established therefore. The Company management and directors believe, to the extent that Agile is successful in its operation, it will benefit the Company due to the Company's equity ownership interest in Agile. The Company believes Agile's technological and business successes will enable the Company, per the December 4, 1995 Agreement, to build other plants similar to Agile's, throughout the United States and the world, or engage in direct operations, or joint ventures or otherwise participate with Agile in such activities.

The Company approved on December 4, 1995, and entered into a comprehensive license agreement with Grant Record, WLP, Agile and Agile Investment Corporation ("AIC") under which the Company non-exclusively licensed Agile to manufacture, market and sell products based on the Company's: composite building system concepts, patents, patents pending, pending patent applications, trade secrets and future product developments (jointly or independently accomplished). The license is for fifty years for the, U.S.A. with exclusive rights for up to three-years, (subject to achieving a $1.0 million initial investment within one year of the closing). Agile realized the specified investment level during the first half of calendar 1996. Agile also acquired the right to manufacture, exclusively, within a 500-mile radius of Williamsport, PA (the "Home Territory"), for the term of the License. LEEP has the right to continue to use the technology, as well as enhancements and improvements made by Agile, subject to the exclusive rights period.

Company personnel are to be available, on notice, for three years to consult with Agile to implement and develop the technology, at a cost to Agile of $500 per day, plus expenses. License and consulting revenues therefore increased from $25,000 during the period ending July 31, 1995, to $119,125 in corresponding period of the current year.

As of December 31,1996, $202,500 has been remitted by Agile to the Company for payment of fees due upon receipt of capitalization into Agile. $22,500 is still due the Company based on capital received by Agile. $24,500 has been paid to the Company for consulting services due the Company under the December 4, 1995, Agreement and $143,500 is still due the Company. The Company has agreed to temporarily defer a portion or portions of the consulting fees due from Agile under the December 4, 1995 Agreement, and reserves the right to demand such amounts at any time.

The Company is owed $50,000 per month from Agile, beginning at the time Agile receives an aggregate amount of $4.0 million in capitalization. Agile has received approximately $2.4 million in capitalization as of December 31,1996. The State of Pennsylvania has committed to loan and grant Agile an aggregate of $3.0 million at the time Agile receives an aggregate total of $7.0 million of capitalization. During December 1996, the $3.0 million State offer expired. However; Agile management believes that the State of Pennsylvania will renew the offer. The Company believes that debt and equity sources are available to Agile, whereby Agile should obtain more than the above cited $7.0 million capitalization. Based on Agile attaining the $4.0 million aggregate total capitalization level, management believes the Company should began receiving its $50,000/month License payment in 1997; however, no assurances can be made that this will happen.

Agile, at December 31,1996, had approximately $500,000 in trade and other short-term debt. Approximately one-half of this amount was consolidated under the Bank line discussed herein and longer-term notes. Agile is seeking bridge financing assistance to ensure orderly operations until larger financing is completed. No assurances can be made that bridge or other classes of capitalization will be finalized.

The bank line which consolidated debt in December 1996, was also used to secure a fully operational polyisocyanurate expansion foam panel lamination production line. Agile plans to begin immediate manufacturing operation on the new line.

The Company has limited cash reserves. The Company anticipates administrative and other overhead in the twelve months ending April 30, l997, of $600,000 (cash and non cash items combined). It is anticipated that this amount can be raised by private equity and/or debt placement by itself and/or AIC, in the event the $50,000/month license payments required by the Agile License Agreement are delayed. There can be no assurance that these positive results will be attained.

The Company financed it's cost of operations from stock sales, stockholder loans, stockholders exercising options for stock, and license fee income. For further analysis, see the Company's

"Statement of Cash Flows".

The Company is no longer in the start-up phase of it's development nor is it seeking SEC approval for Securities Registration, as it was earlier. For that reason, legal and professional expenses are in line with the previous year at $21,995 compared to $15,243 in the previous year. These fees can be expected to stabilize at a level under $100,000 annually.

Because of the increased stock market trading activity of what is becoming a more mature company, management retained the services of an outside company to provide corporate development activities which include: organizing stock broker and analyst following, providing a publishing and mailing program, compiling and publishing research and diligence information about the Company, managing broker/dealer relations and providing other corporate consulting in the area of financial and corporate strategies. For this reason development expenses have increased from the previous periods zero, to $117,202 in the current period.

R&D expense is in line with the pervious year. During fiscal 1995/1996 the Company's efforts were turned more to the task of identifying a financial partner with whom it could complete the next phase of Production Engineering and Building System Development. Expenses were shifted toward G&A and fixed overhead was reduced. However; license fees increased to $10,000 for the period ending July 31, l996, from zero in the same period of the pervious year. This increase represents payment under a licensing agreement entered into by the Company for the right to use Polymag proprietary magnesiumoxide technology and to receive one years consulting.

Payroll expense increased to $14,375 for the quarter ended July 31, 1996 from zero in the same period of the previous year. This increase represents a non-recurring payment to a former employee of the Company.


                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On July 27, 1995, the Company filed an action against Timothy J. Metz in the Superior Court of the State of Washington for King County, Cause No. 95-2-19488. Mr. Metz is a former officer of the Company. The Company alleges that Mr. Metz breached his contract with the Company. The Company seeks: monetary damages against Mr. Metz; an injunction enjoining Metz from violating the confidentiality provisions of the contract; and a declaratory judgement that Mr. Metz is not entitled to anything under his contract. On August 23, 1995, Mr. Metz filed his answer to the Company's action, and in addition filed a counterclaim against the Company and added Grant Record as a third party defendant. In his counterclaim, Mr. Metz seeks to establish co-ownership and rights to certain patents involving building panels and means for joining such panels. Mr. Metz also alleges he was wrongfully terminated, and seeks damages of $395,000 in connection therewith. Additionally, Mr. Metz seeks unspecified damages, which he seeks to have trebled, plus attorney fees. Mr. Metz sought to remove the Company's action against him and his counterclaim and third party complaint to the United States District Court for the Western District of Washington. His removal petition is filed in United States district Court, Cause No. C95-1302. The Company resisted the removal petition, and requested that the matter be heard in the same court. The United States District Court granted the Company's motion to remand to the state court, and ordered that all proceedings in the United States District Court pertaining to the patent litigation be stayed until the state court case is resolved. Because of a personal tragedy, Mr. Metz has not been able to respond to the discovery requested of him by the Company. The Company has not used and does not use the technology to which Mr. Metz claims rights. Although the suit has been pending for over a year, no discovery has taken place. Based on the Company's knowledge of Mr. Metz's claims, the Company is of the opinion that it has meritorious defenses and intends to defend vigorously against the claims brought by Mr. Metz.

The Company has made demands to Harvey and Gary Bryant (Bryant Investment Company, Las Vegas, NV) for their return to the Company of, respectively, 250,000 shares each of the common, restricted stock of the Company due to nonperformance on an earlier (1994) undertaking in which Bryant Investment Company committed to raise a minimum of $1.0 million for the Company. To date, Bryant Investment Company has not responded to the Company's demands to return the stock and the company is contemplating legal action to retrieve and cancel the shares.

One of WLP's founding directors and note holder was recently dismissed from the WLP and Agile Boards by the WLP shareholders, due to an apparent loss of confidence on the part of the director and business differences. Legal action is pending between the director and WLP.


ITEM 2.  CHANGES IN SECURITIES

There have been no changes in instruments defining the rights of holders of any class of securities.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On October 14, 1996, at the annual meeting of shareholders, A. Charles Bush and Richard M. Pell, in addition to the incumbent Board of Directors, were elected to serve as directors of the Company until the next annual meeting. Each of the director nominees (7 persons) received 23,731,293 votes for and 15,337 votes against election to serve as director, with no votes withheld.

At the same meeting, management was given the authority to consider moving its audit responsibility to the East Coast, to be more consistent with managements' location. 23,497202 votes in favor and 15,200 votes against were cast, with 234,228 votes withheld.

ITEM 5.  OTHER INFORMATION

Matters discussed herein, contain forward looking statements that involve risk and uncertainties. The Company's results may differ significantly from results indicated by forward looking statements. Factors that might cause some differences, include, but are not limited to:

- Changes in general economic conditions, including but not limited to increases in interest rates, and shifts in domestic building construction requirements;

- Changes in government regulations effecting customers, the Company, or Agile.

- Risks generally involved in the construction business, including weather, fixed price contracts and shortages of materials or price competitive labor.

-        Competition;

- The ability of Agile to successfully bring the products from Development Stage into full and profitable Production Stage.

- The Company and/or Agile's ability to raise sufficient debt and equity capital to perfect Agile's business plans and to enable Agile to continue in existence.

- The occurrences of incidents which could subject the Company to liability or fines;

- Agiles ability to obtain the sales orders necessary to support the production intended by the Agile Business Plan.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
                 27 Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K
                 None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             LEADING-EDGE EARTH PRODUCTS, INC.
                                             ---------------------------------
                                                      (Registrant)



Date:    JANUARY 14, 1997                    By:      GRANT C. RECORD
         ----------------                             ---------------
                                                      Grant C. Record
                                                      President and Secretary

                       LEADING-EDGE EARTH PRODUCTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          INTERIM FINANCIAL STATEMENTS

                             JULY 31, 1996 AND 1995

                                  (UNAUDITED)

                       LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

           Condensed Balance Sheets July 31, 1996 and April 30, 1996
 ------------------------------------------------------------------------------


                                                                 31-Jul-96        30-Apr-96
--------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash                                                             $1,976           $5,700
   Receivables from Agile Building Technology Inc.                 $89,250          $68,125
   Inventory                                                        $4,778           $4,778
   Prepaid expenses and deposits                                    $5,276          $38,401
                                                             --------------    -------------
              Total current assets                                $101,280         $117,004

Property, plant and equipment                                      $50,695          $50,695
   Less accumulated depreciation                                    $3,161           $3,161
                                                             --------------    -------------
              Net plant and equipment                              $47,534          $47,534

   Investments in affiliates                                        -                -
                                                             --------------    -------------
                                                                    -                -

                                                             --------------    -------------
              Total assets                                        $148,814         $164,538

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
   Notes payable                                                        $0          $40,000
   Accounts payable                                                $38,944         $108,525
   Accrued contract salary                                        $257,376         $242,377
   Accrued royalties and interest payable                          $66,115          $59,418
   Loans from shareholder                                         $272,095         $177,798
                                                             --------------    -------------
              Total current liabilities                           $634,530         $628,118

Shareholders' equity (deficit):
   Common stock, no par value                                   $3,641,309       $3,470,409
   Note receivable from shareholders                             ($208,784)       ($128,784)
   Deficit accumulated during development stage                ($3,918,241)     ($3,805,205)
                                                             --------------    -------------
              Total shareholders' equity                         ($485,716)       ($463,580)
   Adjustment
                                                             --------------    -------------
              Total liabilities and shareholders' equity          $148,814         $164,538
============================================================================================

                       LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

  Statements of Operations Three Months Ended July 31, 1996 and July 31, 1995
 ------------------------------------------------------------------------------

                                                                                    Period from
                                                                                   Dec. 23, 1991
                                                        Three months ended       (inception)thrgh
                                                      7/31/96         7/31/95         7/31/96
-------------------------------------------------------------------------------------------------
INCOME:
   Licence and consulting revenues                    $119,125         $25,000         $391,000
   Interest                                                $70              $0           $8,195
   Other                                                $1,361              $0          $15,683
                                                  -------------    ------------    -------------
   Total income                                       $120,556         $25,000         $414,878

RESEARCH AND DEVELOPMENT EXPENSES:
   Salaries                                                 $0          $2,380         $418,827
   Supplies/shipping                                      $301          $1,266          $91,130
   Professional fees                                    $2,083              $0         $162,583
   License fees                                        $10,000                          $10,000
   Travel                                                   $0              $0          $11,418
   Rent                                                     $0            $249          $37,715
   Legal                                                $3,796         $12,000          $22,722
   Depreciation                                             $0            $522           $6,264
   Utilities                                                $0            $317           $6,209
   Write-down of assets                                     $0              $0         $100,141
                                                  -------------    ------------    -------------
   Total research and development                      $16,180         $16,734         $867,009

GENERAL AND ADMINISTRATIVE EXPENSES:
   Contract salaries                                   $34,080         $36,000       $1,223,738
   Rent                                                 $4,951          $6,821          $68,813
   Depreciation                                             $0            $678           $7,912
   Office supplies                                      $1,532          $3,044          $42,081
   Postage and shipping                                 $1,350            $845          $18,787
   Telephone                                            $4,830          $1,415         $114,874
   Travel and entertainment                             $8,222          $8,419         $151,114
   Relocation                                               $0              $0          $15,169
   Payroll and payroll expenses                        $14,375              $0          $17,410
   Legal and professional                              $21,995         $15,243         $802,896
   Stockholder costs                                      $858          $1,744          $38,160
   Interest and bank charges                            $6,950          $6,646         $116,544
   Promotion & corp. development                      $117,202              $0         $312,947
   Insurance                                                $0          $1,691           $7,865
   Other                                                $1,067             $30          $17,802
                                                  -------------    ------------    -------------
   Total general and administrative                   $217,412         $82,576       $2,956,112

Royalties and royalty buyout expense                        $0              $0         $510,000

                                                  -------------    ------------    -------------
                                       Net loss      ($113,036)       ($74,310)     ($3,918,243)

Loss per common share                                   ($0.00)         ($0.00)          ($0.25)

Weighted average shares outstanding                 29,319,249      16,701,516       15,891,099
=================================================================================================

                       LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

   Condensed Statements of Cash Flows Three Months Ended July 31, 1996 and
                                July 31, 1995
   -----------------------------------------------------------------------

                                                                                                  Period from
                                                                                                 Dec. 23, 1991
                                                                    Three months ended         (inception)thrgh
                                                               07/31/96           07/31/95          07/31/96
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    ($113,036)         ($74,310)        ($3,918,241)
Adjustments to reconcile net loss to cash
flows used in operating activities:
   Noncash compensaton expenses related to
      nonqualified stock options granted                              $0                            $1,199,339
   Depreciation                                                       $0            $1,200             $14,176
   Write-off of long-term assets                                      $0                $0            $110,555
   Noncash compensation expenses
       related to stock grants                                   $90,900                $0            $675,648
   Accrued royalty obligation                                                                         $200,000
   Changes in operating assets and liabilities:
   Receivables                                                  ($21,125)                             ($89,250)
   Inventory                                                          $0                $0             ($4,778)
   Prepaid expenses and deposits                                 $33,125            $1,000             ($5,276)
   Accounts payable                                             ($69,581)             $212            $345,843
   Accrued salary obligations                                    $14,999           $36,000            $257,376
   Accrued royalties and interest payable                         $6,697            $6,575            $239,150
                                                          ---------------    --------------      --------------
                        Net cash used                           ($58,021)         ($29,323)          ($975,458)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Equipment purchases                                                $0           ($2,841)          ($170,064)
   Investment in supplier                                                                              ($1,000)
   Pmts on notes receivable fm stockholders                                                             $6,500
                                                          ---------------    --------------      --------------
                        Net cash used in investing                    $0           ($2,841)          ($164,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock                                               $0                $0            $370,000
   Exercise of stock options                                          $0                $0             $42,537
   Exercise of Class A warrants                                                                         $3,300
   Contributed capital                                                                                $100,910
   Proceeds from notes payable                                                                        $197,500
   Proceeds from loans from stockholders                         $94,297           $84,475            $673,630
   Payments on notes payable                                    ($40,000)               $0            ($53,500)
   Payments on loans from stockholders                                $0          ($50,850)          ($192,379)
                                                          ---------------    --------------      --------------
                        Cash provided by financing               $54,297           $33,625          $1,141,998

                        Net change in cash                       ($3,724)           $1,461              $1,976

Cash at beginning of period                                       $5,700              $387                  $0
                                                          ---------------    --------------      --------------
Cash at end of period                                             $1,976            $1,848              $1,976
===============================================================================================================

                       LEADING-EDGE EARTH PRODUCTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS
                            JULY 31, 1996, AND 1995
                                  (UNAUDITED)

1. GENERAL

The interim financial statements have been prepared by the Company without audit and are subject to normal recurring year-end adjustments. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, (all of which are of a normal recurring nature), necessary to present fairly the financial position of the Company as of July 31, 1996, and the results of operations for the three months July 31, 1996 and 1995. It is suggested that these interim statements be read in conjunction with the financial statements and notes thereto contained in the Company's audited financial statements for the years ended April 30, 1996 and 1995. The results of operations for the three months ended July 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.  INCOME TAXES

The Company has no taxable income to date; therefore, no provision for income taxes has been made. The deficit accumulated during the development stage is generally available to offset future taxable income.

3.  NET LOSS PER COMMON STOCK

Net loss per common share is computed based on the weighted average number of common shares and common share equivalents outstanding. When dilutive, stock options are included as common share equivalents using the treasury stock method.

4.  CONTINUING EXISTENCE

The Company has yet to produce and sell its products. The burden of trade debt has been substantially reduced by equity advances made by WLP, license fee income, and intermediate term loans. Its ability to continue in existence is dependent upon obtaining sufficient funding to begin manufacturing operations with Agile and achieve a positive cash flow in which the Company can participate. Management believes that sufficient funding and operational success will be achieved to allow the Company to realize planned business objectives, but at this time it is not assured.

5.  ISSUANCE OF SECURITIES

21,200 rule 144 restricted shares were issued to a former employee for services rendered to comply with an employment contract. 75,000 rule 144 restricted shares were issued to a vendor for services rendered during the quarter as described in note 9, plus 75,000 shares have been reserved for future services to the Company.

An officer and stockholder of the Company exercised options to purchase 150,000 rule 144 restricted shares at per share prices of $.50 and $.55 using a full recourse note for $80,000 with collateral in the form of stock. As long as the optionee provides sufficient shares of the Company's stock as collateral for the note based upon changes in the fair market value of the Company's stock, no interest will accrue and no amounts will be considered payable under terms of the note.

6.  AGILE FEE

In accordance with the Pennsylvania Agreement, $119,125 in License fees were received during the quarter from Agile. $89,250 of fees due from Agile have been accrued and were still owed the Company at the end of the quarter.

7.  INVESTMENTS IN AFFILIATES

The Company has a 35% interest in Agile with the remaining 65% interest held by WLP. This investment is accounted for using the equity method. Any asset or equity distributions from Agile will be made in accordance with the respective ownership interests. Agile is a development stage enterprise established to manufacture building panels using technology developed jointly and/or independently by the Company and/or Agile. The Company has recorded no value related to this investment due to the indeterminable values related to the Company's common stock and technology given or the common stock of Agile received in the investment transaction.

AIC is an enterprise whose primary asset (Company stock) is used as security to support Agile and the Company's operation using the investment to secure loans, sell and or otherwise use as required for financing purposes for five years. The respective ownership interest of the Company decreases at a specified rate as WLP, AIC and/or the Company contribute operating capital or financing to Agile. No value has been recorded by the Company related to the investment in AIC due to the indeterminable values related to the Company's common stock given or the common stock of AIC received in the investment transaction.

8.  AGILE AND A.I.C. REPORTED NET LOSES

Both Agile and A.I.C. report substantial net loses as a result of shares issued to WLP for services rendered. These services are associated with work done by principles of WLP and was required to make the Agreement possible. The Company has not recognized its proportionate share of Agile's and AIC's net losses as the Company has no obligation to fund any such losses and carries its investment in Agile and AIC at zero.

9.  CORPORATE DEVELOPMENT

The Promotion and corporate development expense includes $75,000 paid for services rendered with 75,000 rule 144 restricted shares, and $37,500 paid with stock in the previous quarter.

10.  NOTES RECEIVABLE FROM SHAREHOLDERS

The "Notes receivable from shareholder" is increased by $80,000 because of the stock transaction described in note 5.

11.  PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Certain production assets have been written down to net realizable value when the Company determined that the assets would not be used in future related activities. The Company is not continuing to take depreciation as the remaining equipment is expected to be sold or written down during the fiscal year.



12  SUBSEQUENT EVENTS

On August 10, 1996 a former officer of the Company exercised options to purchase 50,000 rule 144 restricted shares in exchange for a $3,500 reduction of a note payable by the Company.

On August 22, 1996, the Company issued a total of 100,000 shares of restricted common stock in exchange for the cancellation of $69,000 in loans from stockholders. Additionally, the Company issued 275,000 shares of restricted common stock in exchange for a note payable from A.I.C. in favor of a shareholder for $275,000. The note was assigned to the company by the shareholder who lent the money to A.I.C.. A.I.C. will deliver 275,000 shares of the Company's common stock held by A.I.C. for the note. The Company has recorded a note receivable from A.I.C. in the amount of $275,000.

On June 18, 1996 the Company entered into a consulting agreement with its chief financial officer and agreed to issue him options on October 1, 1996 to purchase 50,000 shares at $.75 per share and 50,000 shares at $1.00 per share.

On October 3, 1996 a former employee of the Company exercised an option to purchase 50,000 shares of common stock for $25,000 in cash

The 75,000 shares reserved for future services by a vendor described in note 5 were issued on December 10, 1996.