Form 10QSB
period 1996-10-31
LEADING EDGE EARTH PRODUCTS INC
filed 1997-01-21
CIK 911212

                                   Form 10-QSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



                 For the quarterly period ended October 31, 1996
                                                ----------------


       ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from             to
                                           -----------    ------------

            Commission file number  93-67656-S
                                    ----------

                        LEADING-EDGE EARTH PRODUCTS, INC.
           ----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

          Oregon                                                   93-1002429
         ---------------------------------------           -------------------
         (State of incorporation or organization)         (IRS Employer ID No.)

         319 Nickerson St. #186, Seattle, WA               98109
         ---------------------------------------------------------
         (Address of principal executive offices)       (Zip Code)

                                  800-788-3599
                            -------------------------
                            Issuer's telephone number

  ------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days    X
                                                                  ------- ------
                                                                  Yes      No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes....... No.......

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,017,951 as of January 15, 1997

     Transitional Small Business Disclosure Format (check one):
Yes...........    No......X....

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

Interim Financial Statements for the periods ending October 31, 1996, and 1995 are attached hereto.

ITEM 2.  PLAN OF OPERATION

The Company has yet to generate revenues from the sale of building panels. No revenues were earned in fiscal 1994/1995; however, $294,324 were earned in fiscal 1995/1996, primarily in the form of License revenue from the Agile license. Additional sums are expected from Agile, (see exhibits to 10-KSB for year ended April 30, 1996). The operations of the Company, since inception, have been focused on research and development. No independent research and development activities by the Company are planned in fiscal 1996/1997, although the Company reserves the right to resume such activities at any time. No significant purchase of any equipment by the Company is expected during fiscal 1996/1997, and no significant change in the number of employees of the Company is expected. However; the Company sold $11,000 of production equipment during the quarter and possibly may sell additional equipment the future.


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

The Company approved on December 4, 1995, and entered into a comprehensive license agreement with Grant Record, WLP, Agile and Agile Investment Corporation ("A.I.C.") under which the Company non-exclusively licensed Agile to manufacture, market and sell products based on the Company's: composite building system concepts, patents, patents pending, pending patent applications, trade secrets and future product developments (jointly or independently accomplished). The license is for fifty years for the, U.S.A. with exclusive rights for up to three-years, (subject to achieving a $1.0 million initial investment within one year of the closing). Agile realized the specified investment level during the first half of calendar 1996. Agile also acquired the right to manufacture, exclusively, within a 500-mile radius of Williamsport, PA (the "Home

Territory"), for the term of the License. LEEP has the right to continue to use the technology, as well as enhancements and improvements made by Agile, subject to the exclusive rights period. Company personnel are to be available, on notice, for three years to consult with Agile to implement and develop the technology, at a cost to Agile of $500 per day, plus expenses. License and consulting revenues for the quarter ending October 31, 1996, and October 31, 1995, were $46,000 and $50,000, respectively.

As of December 31, 1996, $202,500 has been remitted by Agile to the Company for payment of fees due upon receipt of capitalization into Agile. $22,500 is still due the Company based on capital received by Agile. $24,500 has been paid to the Company for consulting services due the Company under the December 4, 1995 Agreement, and $143,500 is still due the Company. The Company has agreed to temporarily defer a portion or portions of the consulting fees due from Agile under the December 4, 1995 Agreement, and reserves the right to demand such amounts at any time.

The Company is owed $50,000 per month from Agile, beginning at the time Agile receives an aggregate amount of $4.0 million in capitalization. Agile has received approximately $2.4 million in capitalization as of December 31,1996. The State of Pennsylvania has committed to loan and grant Agile an aggregate of $3.0 million at the time Agile receives an aggregate total of $7.0 million of capitalization. During December 1996, the $3.0 million State offer expired. However; Agile management believes that the State of Pennsylvania will renew the offer. The Company believes that debt and equity sources are available to Agile, whereby Agile should obtain more than the above cited $7.0 million capitalization. Based on Agile attaining the $4.0 million aggregate total capitalization level, management believes the Company should begin receiving its $50,000/month License payment in 1997; however, no assurances can be made that this will happen.

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

The Company has limited cash reserves. The Company anticipates administrative and other overhead in the twelve months ending April 30, l997, of $600,000 (cash and non cash items combined). It is anticipated that this amount can be raised by private equity and/or debt placement by itself and/or A.I.C., in the event the $50,000/month license payments required by the Agile License Agreement are delayed. There can be no assurance that these positive results will be attained.

The Company financed it's cost of operations from the exercise of stock options, the sale of equipment and loans to the Company. For further analysis, see the Company's "Statements of Cash Flows".

Legal and professional fees increased from $19,019 during the quarter ended October 31, 1995, to $55,294 for the quarter ended October 31, 1996. This increase is due primarily to the fees associated with the Company's audit which were higher than usual because of issues associated with the Company's investment in Agile and A.I.C.

Write down of assets increased from zero to $47,534 during the quarter ended October 31, 1996, from the same quarter of the previous year. All property and equipment assets have been written down to zero as the Company has determined that assets not sold, would not be used in future related activities. The Company did receive $11,000 for selling some production equipment which is included in other income. Additionally, interest income represents primarily interest earned on a note assigned to the Company.

R&D expense is in line with the previous year. During fiscal 1995/1996 the Company's efforts were turned more to the task of identifying a financial partner with whom it could complete the next phase of Production Engineering and Building System Development. Expenses were shifted toward G&A and fixed overhead was reduced. However; license fees increased to $8,000 for the period ending October 31, l996, from zero in the same period of the pervious year. This increase represents payment under a licensing agreement entered into by the Company for the right to use Polymag proprietary magnesiumoxide technology and to receive one year of consulting. The Company obtained the right to use the technology by issuing a note to a stockholder for $25,822, thereby, canceling an obligation incurred by Grant Record, in the same amount, which he had used to purchase the rights from the inventor.


Contract salaries increased from $15,000 during the quarter ended October 31, 1995 to $31,137 during the current quarter. This increase represents the amount incurred under a consulting agreement for the Company's chief financial officer.


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

At the same meeting, management was given the authority to consider moving its audit responsibility to the East Coast, to be more consistent with managements' location. 23,497,202 votes in favor and 15,200 votes against were cast, with 234,228 votes withheld.

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

- Changes in government regulations effecting customers, the Company, or Agile;

- Risks generally involved in the construction business, including weather, fixed price contracts and shortages of materials or price competitive labor;

-    Competition;

- The ability of Agile to successfully bring the products from Development Stage into full and profitable Production Stage;

- The Company and/or Agile's ability to raise sufficient debt and equity capital to perfect Agile's business plans and to enable Agile to continue in existence;

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



                                              LEADING-EDGE EARTH PRODUCTS, INC.
                                              --------------------------------
                                                       (Registrant)



Date:        JANUARY 21, 1997                 By:      GRANT C. RECORD
             ----------------                          ---------------
                                                       Grant C. Record
                                                       President and Secretary

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          INTERIM FINANCIAL STATEMENTS

                            OCTOBER 31, 1996 AND 1995

                                   (Unaudited)

                       LEADING-EDGE EARTH PRODUCTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)


              CONDENSED BALANCE SHEETS                OCTOBER 31, 1996 AND APRIL 30, 1996
-----------------------------------------------------------------------------------------------
                                                               31-OCT-96           30-APR-96
-----------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   CASH                                                          $2,117              $5,700
   RECEIVABLES FROM AGILE BUILDING TECHNOLOGY INC.             $139,319             $68,125
   INVENTORY                                                     $4,778              $4,778
   PREPAID EXPENSES AND DEPOSITS                                     $0             $38,401
                                                             ----------          ----------
             TOTAL CURRENT ASSETS                              $146,214            $117,004

PROPERTY, PLANT AND EQUIPMENT                                    $3,161             $50,695
   LESS ACCUMULATED DEPRECIATION                                 $3,161              $3,161
                                                             ----------          ----------
             NET PLANT AND EQUIPMENT                                 $0             $47,534

OTHER ASSETS:
   NOTE RECEIVABLE                                             $275,000                  $0
   ACCRUED INTEREST                                              $6,875                  $0
   INTANGIBLE ASSET                                             $25,822                  $0
                                                             ----------          ----------
             TOTAL OTHER ASSETS                                $307,697                  $0
                                                             ----------          ----------
             TOTAL ASSETS                                      $453,911            $164,538

=============================================================================================
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   NOTES PAYABLE                                                     $0             $40,000
   ACCOUNTS PAYABLE                                             $90,861            $108,525
   ACCRUED CONTRACT SALARY                                     $276,293            $242,377
   ACCRUED ROYALTIES AND INTEREST PAYABLE                       $45,987             $59,418
   LOANS FROM SHAREHOLDER                                      $262,917            $177,798
                                                             ----------          ----------
             TOTAL CURRENT LIABILITIES                         $676,058            $628,118

SHAREHOLDERS' EQUITY (DEFICIT):
   COMMON STOCK, NO PAR VALUE                                $4,013,809          $3,470,409
   NOTE RECEIVABLE FROM SHAREHOLDERS                          ($208,784)          ($128,784)
   DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE             ($4,027,172)        ($3,805,205)
                                                             ----------          ----------
             TOTAL SHAREHOLDERS' EQUITY                       ($222,147)          ($463,580)
   ADJUSTMENT                                                ----------          ----------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $453,911            $164,538
==============================================================================================

                      LEADING-EDGE EARTH PRODUCTS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                   STATEMENTS OF OPERATIONS THREE AND SIX MONTHS ENDED OCTOBER 31, 1996 AND OCTOBER 31, 1995
----------------------------------------------------------------------------------------------------------------------------
                                                                                                           PERIOD FROM
                                                                                                           DEC. 23, 1991
                                             THREE MONTH ENDED              SIX MONTHS ENDED             (INCEPTION)THRGH
                                             10/31/96          10/31/95     10/31/96         10/31/95        10/31/96
----------------------------------------------------------------------------------------------------------------------------
INCOME:
  LICENCE AND CONSULTING REVENUES             $46,000           $50,000     $165,125          $75,000        $437,000
  INTEREST                                     $6,881                $0       $6,951                          $15,076
  OTHER                                       $15,103                $0      $16,464               $0         $30,786
                                            ---------        ----------   ----------       ----------     -----------
  TOTAL INCOME                                $67,984           $50,000     $188,540          $75,000        $482,862

RESEARCH AND DEVELOPMENT EXPENSES:
  SALARIES                                         $0            $5,803           $0           $8,183        $418,827
  SUPPLIES/SHIPPING                                $0            $2,479         $301           $3,745         $91,130
  PROFESSIONAL FEES                                $0           $23,617       $2,083          $23,617        $162,583
  LICENSE FEES                                 $8,000                $0      $18,000               $0         $18,000
  TRAVEL                                           $0                $0           $0               $0         $11,418
  RENT                                             $0                $0           $0             $249         $37,715
  LEGAL                                        $1,358            $1,065       $5,154          $13,065         $24,080
  DEPRECIATION                                     $0              $522           $0           $1,044          $6,264
  UTILITIES                                      $162              $412         $162             $729          $6,371
  WRITE-DOWN OF ASSETS                        $47,534                $0      $47,534               $0        $147,675
                                            ---------        ----------   ----------       ----------     -----------
  TOTAL RESEARCH AND DEVELOPMENT              $57,054           $33,898      $73,234          $50,632        $924,063

GENERAL AND ADMINISTRATIVE EXPENSES:
  CONTRACT SALARIES                           $31,137           $15,000      $65,217          $51,000      $1,254,875
  RENT                                         $3,011            $2,751       $7,962           $9,572         $71,824
  DEPRECIATION                                     $0              $678           $0           $1,356          $7,912
  OFFICE SUPPLIES                              $3,498              $796       $5,030           $3,840         $45,579
  POSTAGE AND SHIPPING                         $1,631            $2,704       $2,981           $3,549         $20,418
  TELEPHONE                                    $2,105            $6,202       $6,935           $7,617        $116,979
  TRAVEL AND ENTERTAINMENT                     $2,726           $22,974      $10,948          $31,393        $153,840
  RELOCATION                                   $3,403                $0       $3,403               $0         $18,572
  PAYROLL AND PAYROLL EXPENSES                     $0                $0      $14,375               $0         $17,410
  LEGAL AND PROFESSIONAL                      $55,294           $19,019      $77,289          $34,262        $858,190
  STOCKHOLDER COSTS                            $3,578            $1,962       $4,436           $3,706         $41,738
  INTEREST AND BANK CHARGES                    $9,072            $6,780      $16,022          $13,922        $125,616
  PROMOTION & CORP. DEVELOPMENT                $3,232            $5,742     $120,434           $5,742        $316,179
  INSURANCE                                        $0            $2,783           $0           $4,474          $7,865
  OTHER                                        $1,174              $180       $2,241             $210         $18,976
                                           ----------        ----------   ----------       ----------     -----------
  TOTAL GENERAL AND ADMINISTRATIVE           $119,861           $87,571     $337,273         $170,643      $3,075,973

ROYALTIES AND ROYALTY BUYOUT EXPENSE               $0                $0           $0               $0        $510,000
  NET LOSS                                  ($108,931)         ($71,469)   ($221,967)       ($146,275)    ($4,027,174)
                                           ----------        ----------   ----------       ----------     -----------
LOSS PER COMMON SHARE                           (0.00)            (0.00)       (0.01)           (0.01)          (0.23)
WEIGHTED AVERAGE SHARES OUTSTANDING        29,871,755        16,558,977   29,871,755       16,558,977      17,242,444
=======================================================================================================================

                      LEADING-EDGE EARTH PRODUCTS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

              CONDENSED STATEMENTS OF CASH FLOWS FOR THREE AND SIX MONTHS ENDED OCTOBER 31, 1996 AND OCTOBER 31, 1995
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 PERIOD FROM
                                                                                                                 DEC. 23, 1991
                                                       THREE MONTHS ENDED        SIX MONTHS ENDED              (INCEPTION)THRGH
                                                   10/31/96       10/31/95        10/31/96          31-OCT-95     31-OCT-96
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                          ($108,931)      ($71,469)       ($221,967)    ($145,779)     ($4,027,172)
ADJUSTMENTS TO RECONCILE NET LOSS TO CASH
FLOWS USED IN OPERATING ACTIVITIES:
  NONCASH COMPENSATON EXPENSES RELATED TO
     NONQUALIFIED STOCK OPTIONS GRANTED                    $0             $0               $0            $0       $1,199,339
  DEPRECIATION                                             $0         $1,200               $0        $2,400          $14,176
  WRITE-OFF OF LONG-TERM ASSETS                       $47,534             $0          $47,534            $0         $158,089
  NONCASH COMPENSATION EXPENSES
      RELATED TO STOCK GRANTS                              $0             $0          $90,900            $0         $675,648
  ACCRUED ROYALTY OBLIGATION                               $0             $0               $0            $0         $200,000
  CHANGES IN OPERATING ASSETS AND LIABILITIES:
  RECEIVABLES                                        ($50,069)            $0         ($71,194)           $0        ($139,319)
  INVENTORY                                                $0             $0               $0            $0          ($4,778)
  PREPAID EXPENSES AND DEPOSITS                        $5,276             $0          $38,401        $1,000               $0
  ACCOUNTS PAYABLE                                    $51,917        $13,836         ($17,664)      $14,048         $397,760
  ACCRUED SALARY OBLIGATIONS                          $18,917        $15,000          $33,916       $51,000         $276,293
  ACCRUED INTEREST RECEIVABLE                         ($6,875)            $0          ($6,875)           $0          ($6,875)
  ACCRUED ROYALTIES AND INTEREST PAYABLE             ($20,129)        $6,850         ($13,432)      $13,425         $219,021
                                                     --------       --------        ---------     ---------      -----------
            NET CASH USED                            ($62,360)      ($34,583)       ($120,381)     ($63,906)     ($1,037,818)

CASH FLOWS FROM INVESTING ACTIVITIES:
  EQUIPMENT PURCHASES                                      $0        ($5,757)              $0       ($8,598)       ($170,064)
  INVESTMENT IN SUPPLIER                             ($25,822)            $0         ($25,822)           $0         ($26,822)
  PMTS ON NOTES RECEIVABLE FM STOCKHOLDERS                 $0             $0               $0            $0           $6,500
                                                     --------       --------        ---------     ---------      -----------
            NET CASH USED IN INVESTING               ($25,822)       ($5,757)        ($25,822)      ($8,598)       ($190,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
  SALE OF COMMON STOCK                                $72,500             $0          $72,500            $0         $442,500
  EXERCISE OF STOCK OPTIONS                           $25,000             $0          $25,000            $0          $67,537
  EXERCISE OF CLASS A WARRANTS                             $0             $0               $0            $0           $3,300
  CONTRIBUTED CAPITAL                                      $0             $0               $0            $0         $100,910
  PROCEEDS FROM NOTES PAYABLE                              $0             $0               $0            $0         $197,500
  PROCEEDS FROM LOANS FROM STOCKHOLDERS               $34,323        $50,800         $128,620      $135,275         $707,953
  PAYMENTS ON NOTES PAYABLE                                $0             $0               $0            $0         ($53,500)
  PAYMENTS ON LOANS FROM STOCKHOLDERS                ($43,500)            $0         ($83,500)     ($50,850)       ($235,879)
                                                     --------       --------        ---------     ---------      -----------
            CASH PROVIDED BY FINANCING                $88,323        $50,800         $142,620       $84,425       $1,230,321

            NET CHANGE IN CASH                           $141        $10,460          ($3,583)      $11,921           $2,117

CASH AT BEGINNING OF PERIOD                            $1,976         $1,848           $5,700          $387               $0
                                                     --------       --------        ---------     ---------      -----------
CASH AT END OF PERIOD                                  $2,117        $12,308           $2,117       $12,308           $2,117
================================================================================================================================

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                           OCTOBER 31, 1996, AND 1995
                                   (UNAUDITED)
1. GENERAL

The interim financial statements have been prepared by the Company without audit and are subject to normal recurring year-end adjustments. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, (all of which are of a normal recurring nature), necessary to present fairly the financial position of the Company as of October 31, 1996, and the results of operations for the three and six months ending October 31, 1996 and 1995. It is suggested that these interim statements be read in conjunction with the financial statements and notes thereto contained in the Company's audited financial statements for the years ended April 30, 1996 and 1995. The results of operations for the three and six months ended October 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

On August 22, 1996, the Company issued a total of 100,000 shares of restricted common stock in exchange for the cancellation of $69,000 in loans and accrued interest from stockholders. Additionally, the Company issued 275,000 shares of restricted common stock in exchange for a note payable from A.I.C. in favor of a shareholder for $275,000. The note was assigned to the company by the shareholder who lent the money to A.I.C. A.I.C. will deliver 275,000 shares of the Company's common stock held by A.I.C. for the note. The Company has recorded a note receivable from A.I.C. in the amount of $275,000.

On June 18, 1996, the Company entered into a consulting agreement with its chief financial officer and agreed to issue him options on October 1, 1996, to purchase 50,000 shares at $.75 per share and 50,000 shares at $1.00 per share.

On October 3, 1996, a former employee of the Company exercised an option to purchase 50,000 shares of common stock for $25,000 in cash

6.  AGILE FEE

In accordance with the Pennsylvania Agreement, $46,000 in License fees were accrued during the quarter from Agile. Fees from Agile are expected to continue accruing until Agile's cash flow improves.

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

A.I.C. is an enterprise whose primary asset (Company stock) is used as security to support Agile and the Company's operation using the investment to secure loans, sell and or otherwise use as required for financing purposes for five years. The respective ownership interest of the Company decreases at a specified rate as WLP, A.I.C. and/or the Company contribute operating capital or financing to Agile. No value has been recorded by the Company related to the investment in A.I.C. due to the indeterminable values related to the Company's common stock given or the common stock of A.I.C. received in the investment transaction.

8.  AGILE AND A.I.C. REPORTED NET LOSSES

Both Agile and A.I.C. report substantial net losses as a result of shares issued to WLP for services rendered. These services are associated with work done by principles of WLP and was required to make the Agreement possible. The Company has not recognized its proportionate share of Agile's and A.I.C.'s net losses as the Company has no obligation to fund any such losses and carries its investment in Agile and A.I.C. at zero.

9.  PROPERTY AND EQUIPMENT

All property and equipment assets have been written down to zero as the Company has determined that assets not sold, would not be used in future related activities. The Company did receive $11,000 for selling some production equipment which is included in other income. There is a possibility that some more equipment will be sold at a future date.

10.  INTANGIBLE ASSETS

On August 29, 1996, the Company assumed an agreement entered into by Grant Record on March 30, 1996. In this agreement, the inventor disclosed certain proprietary information for the use of Magnesium Oxide Technology (MgO) and the Company received an exclusive and assignable right to the licensed technology, including enhancements made by the licensee. The MgO technology is valuable to the Company for control of odors produced in processing. The Company obtained the right to use the technology by issuing a note to a stockholder for $25,822, thereby, canceling an obligation incurred by Grant Record, in the same amount, which he had used to purchase the rights from the inventor.

11.  SUBSEQUENT EVENTS

75,000 shares reserved for future services by a vendor were issued on December 10, 1996.