Form 10QSB
period 1997-01-31
LEADING EDGE EARTH PRODUCTS INC
filed 1997-03-27
CIK 911212

                                  FORM 10-QSB

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

            (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended     January 31, 1997
                                                -------------------

            (  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT


         For the transition period from             to
                                        -----------    ------------

         Commission file number        93-67656-S
                                --------------------------

                       LEADING-EDGE EARTH PRODUCTS, INC.
                       ---------------------------------
          (Name of small business issuer as specified in its charter)


Oregon                                                  93-1002429
--------------------------                      -------------------------
(State of incorporation or organization)        (I.R.S. Employer ID No.)

319 Nicherson St. #186, Seattle, WA                 98109
------------------------------------------------------------
     (Address of principal executive offices)    (Zip Code)

                                  800-788-3599
                           -------------------------
                           Issuer's telephone number


  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days   X
                                                                  -----  -----
                                                                   Yes    No


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes         No
                                                 -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,0017,951 as of March 18, 1997

    Transitional Small Business Disclosure Format (check one):
Yes          No   X
    -----       -----

                       LEADING-EDGE EARTH PRODUCTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

Interim Financial Statements for the periods ending January 31, 1997, and 1996 are attached hereto.

ITEM 2. PLAN OF OPERATION

The Company has yet to generate revenues from the sale of building panels. No revenues were earned in fiscal 1995/1996; however, $294,324 was earned in fiscal 1995/1996, primarily in the form of license revenue from the Agile Building Technology, Inc. ("Agile") license as provided for by a license agreement the Company approved on December 4, 1995, (see exhibits to 10-KSB for year ended April 30, 1996). An agreement was entered into as of February 28, 1997 which cancels the December 4, 1995 agreement and the Company no longer will be receiving the revenues described in that agreement. The operations of the Company, since inception, have been focused on research and development. LEEP is about to enter the manufacturing phase of its life. The Company believes it has a basis to produce cost effective new building construction components and systems. The Company believes it has five salable products; three of which the Company's joint venture partner, Agile, will produce and two which LEEP will produce. The Company intends to immediately commercialize its proprietary technology for cost/performance effective building systems and initiate directly, or by license, manufacturing operations in the U.S. and worldwide.

LEEP has begun the formalities to register a secondary public stock offering to drive its direct and joint venture operations. A substantial portion of the capital raised will be invested in Agile to give it the necessary operating capital to expand its manufacturing capability.

The December 4, 1995 agreement between Grant Record, WLP, Agile and Agile Investment Corporation ("A.I.C."), non-exclusively licensed Agile to manufacture, market and sell products based on the Company's: composite building system concepts, patents, patents pending, patent applications, trade secrets and future product developments (jointly or independently accomplished). Under the new agreement dated February 28, 1997, Agile shall have a non-exclusive license to utilize for the purposes of manufacture and sale, certain LEEP technology, within a radius of 500 miles of Williamsport, PA. Said license shall only be available so long as Agile shall effectively, commercially use said LEEP Technology. LEEP Technology licensed shall not, without the express consent of LEEP, for consideration deemed adequate thereto, be sub licensed by Agile. No license or consulting revenues are considered in the new agreement.

The Company intends to immediately begin pilot manufacturing of its LEEP structural core product line. The Company is negotiating to joint venture this undertaking, several joint-venture candidates are working with the Company to determine the best course of action to place, manage, and finance the required manufacturing facility.

It has been determined that A.I.C. is not likely to effectively carry out its purposes and the parties have resolved to eliminate A.I.C. in two stages. The first step consists of immediate return to LEEP of 4,216,601 of its shares, which represents LEEP's pro-rata interest in A.I.C. The balance of 5,224,960 LEEP shares owned by A.I.C. (subject release of 1.4 million pledged LEEP shares held by A.I.C.) will be returned to LEEP for cancellation pro-rata to an option granted for LEEP's purchase of Agile shares being exercised up to $4,000,000 for 14% of the outstanding shares of Agile, equal to respectively, 5,224,960 LEEP shares and pro-rata additional equity ownership of Agile. If LEEP completes the full $4,000,000 purchase of its intended investment, A.I.C.
shall be dissolved and LEEP's ownership in Agile will be 49%.

At the end of the quarter $22,750 was still due the Company based on capital received by Agile. $24,500 had been paid to the Company for consulting services due the Company under the December 4, 1995, Agreement and $158,500 was still due the Company. The Company has agreed to temporarily defer Agile's payout of accrued consulting fees due from Agile under the December 4, 1995 Agreement, and reserves the right to demand such amounts at any time.

Agile, at December 31, 1996, had approximately $500,000 in trade and other short-term debt. Approximately one-half of this amount was consolidated under the Bank line discussed herein and longer-term notes. Agile is seeking bridge financing assistance to ensure orderly operations until larger financing is completed. No assurances can be made that bridge or other classes of capitalization will be finalized.

The bank line which consolidated a large amount of Agile debt in December 1996, was also used to secure an operating in place polyisocyanurate expansion foam panel lamination production line. This plant is presently operated under contract by the former owner and has manufacturing capacity in place of $69,000 per shift for Agile's current product.

The Company has limited cash reserves. The Company anticipates administrative and other overhead in the twelve months ending April 30, 1997, of $900,000 (cash and non cash items combined). It is anticipated that this amount can be raised by private equity and/or debt placement by itself in the event the planned secondary financing is delayed. There can be no assurance that these results will be attained.

The Company financed it's cost of operations by issuing stock and granting stock options for services, stockholder and other loans. For further analysis, see the Company's Statement of Cash Flows.

Contract salaries and incentives have increased considerably primarily because the Company recruited a new president capable of overseeing the operating side of the company as it enters the manufacturing phase.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On July 27, 1995, the Company filed an action against Timothy J. Metz in the Superior Court of the State of Washington for King County, Cause No. 95-2-19488. Mr. Metz is a former officer of the Company. The Company alleges that Mr. Metz breached his contract with the Company. The Company seeks: monetary damages against Mr. Metz; an injunction enjoining Metz from violating the confidentiality provisions of the contract; and a declaratory judgment that Mr. Metz is not entitled to anything under his contract. On August 23, 1995, Mr. Metz filed his answer to the Company's action, and in addition filed a counterclaim against the Company and added Grant Record as a third party defendant. In his counterclaim, Mr. Metz seeks to establish co-ownership and rights to certain patents involving building panels and means for joining such panels. Mr. Metz also alleges he was wrongfully terminated, and seeks damages of $395,000 in connection therewith. Additionally, Mr. Metz seeks unspecified damages, which he seeks to have trebled, plus attorney fees. Mr. Metz sought to remove the Company's action against him and his counterclaim and third party complaint to the United States District Court for the Western District of Washington. His removal petition is filed in United States district Court, Cause No. C95-1302. The Company resisted the removal petition, and requested that the matter be heard in the same court. The United States District Court granted the Company's motion to remand to the state court, and ordered that all proceedings in the United States District Court pertaining to the patent litigation be stayed until the state court case is resolved. Because of a personal tragedy, Mr. Metz has not been able to respond to the discovery requested of him by the Company. The Company has not used and does not use the technology to which Mr. Metz claims rights. Although the suit has been pending for over a year, no discovery has taken place. Based on the Company's knowledge of Mr. Metz's claims, the Company is of the opinion that it has meritorious defenses and intends to defend vigorously against the claims brought by Mr. Metz.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On October 14, 1996, at the annual meeting of shareholders, A. Charles Bush and Richard M. Pell, in addition to the incumbent Board of Directors, were elected to serve as directors of the Company until the next annual meeting. Each of the director nominees (7 persons) received 23,731,293 votes for and 15,337 votes against election to serve as director, with no votes withheld. Richard M.
Pell has since resigned from the Board.

At the same meeting, management was given the authority to consider moving its audit responsibility to the East Coast, to be more consistent with management's' location. 23,497202 votes in favor and 15,200 votes against were cast, with 234,228 votes withheld.

ITEM 5.  OTHER INFORMATION

Matters discussed herein, contain forward looking statements that involve risk and uncertainties. The Company's results may differ significantly from results indicated by forward looking statements. Factors that might cause some differences, include, but are not limited to:

The Companies ability to successfully complete a secondary public stock offering;

Changes in general economic conditions, including but not limited to increases in interest rates, and shifts in domestic building construction requirements;

Changes in government regulations effecting customers, the Company, or Agile.

Risks generally involved in the construction business, including weather, fixed price contracts and shortages of materials or price competitive labor.

Competition;

The ability of the Company and Agile to successfully bring the products from Development Stage into full and profitable Production Stage.

The Company and/or Agile's ability to raise sufficient debt and equity capital to perfect Agile's business plans and to enable Agile to continue in existence.

The occurrences of incidents which could subject the Company to liability or fines;

Agile's ability to obtain the sales orders necessary to support the production intended by the Agile Business Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)     Exhibits:

                 27 Financial Data Schedule (for SEC use only)

         (b)     Reports on Form 8-K

                 The Company filed a report on form 8-K dated March 17, 1997 disclosing the new President David Moran.

                 The Company filed a report on form 8-K dated March 17, 1997 disclosing a new technology license and operating agreement that replaces existing agreements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           LEADING-EDGE EARTH PRODUCTS, INC.
                                           ---------------------------------
                                                   (Registrant)



Date:    MARCH 18, 1997                    By:     GRANT C. RECORD
         --------------                            ---------------
                                                   CEO and Secretary

                       LEADING-EDGE EARTH PRODUCTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          INTERIM FINANCIAL STATEMENTS

                           JANUARY 31, 1997 AND 1996

                                  (UNAUDITED)

                       LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)



                        Condensed Balance Sheets       January 31, 1997 and April 30, 1996
-------------------------------------------------------------------------------------------------------------------------
                                                                                    31-Jan-97                   30-Apr-96
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
        Cash                                                                          $14,241                      $5,700
        Receivables from Agile Building Technology Inc.                              $185,320                     $68,125
        Inventory                                                                      $4,778                      $4,778
        Prepaid expenses and deposits                                                  $5,000                     $38,401
                                                                              ---------------             ---------------
                        Total current assets                                         $209,339                    $117,004

Property, plant and equipment                                                              $0                     $50,695
        Less accumulated depreciation                                                      $0                      $3,161
                                                                              ---------------             ---------------
                        Net plant and equipment                                            $0                     $47,534

Other assets:
        Note receivable                                                              $275,000                          $0
        Accrued interest                                                              $17,187                          $0
        Intangible asset                                                              $25,822                          $0
                                                                              ---------------             ---------------
                        Total other assets                                           $318,009                          $0


                                                                              ---------------             ---------------
                        Total assets                                                 $527,348                    $164,538
=========================================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
        Notes payable                                                                 $49,330                     $40,000
        Accounts payable                                                             $205,019                    $108,525
        Accrued contract salary                                                      $312,428                    $242,377
        Accrued royalties and interest payable                                        $90,032                     $59,418
        Loans from shareholder                                                       $269,417                    $177,798
                                                                              ---------------             ---------------
                        Total current liabilities                                    $926,226                    $628,118

Shareholders' equity (deficit):
        Common stock, no par value                                                 $4,220,309                  $3,470,409
        Note receivable from shareholders                                           ($208,784)                  ($128,784)

        Deficit accumulated during development stage                              ($4,410,403)                ($3,805,205)
                                                                              ---------------             ---------------
                        Total shareholders' equity                                  ($398,878)                  ($463,580)
        Adjustment
                                                                              ---------------             ---------------
                        Total liabilities and shareholders' equity                   $527,348                    $164,538
=========================================================================================================================

                       LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)


                    Statements of Operations Three and nine Months Ended January 31, 1997 and January 31, 1996
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Period from
                                                                                                                Dec. 23, 1991
                                                  Three months ended               Nine months ended          (inception)thrgh
                                              31-Jan-97        31-Jan-96       31-Jan-97        31-Jan-96         31-Jan-97
------------------------------------------------------------------------------------------------------------------------------
INCOME:
          Licence and consulting revenues         $46,000          $45,000         $211,125          $45,000          $483,000
          Interest                                $10,313           $8,089          $17,264           $8,089           $25,389
          Other                                       $95           $3,503          $16,559           $3,503           $30,881
                                               ----------       ----------       ----------       ----------       -----------
          Total income                            $56,408          $56,592         $244,948          $56,592          $539,270

RESEARCH AND DEVELOPMENT EXPENSES:
          Salaries                                     $0           $3,889               $0          $12,072          $418,827
          Supplies/shipping                            $0             $156             $301           $3,901           $91,130
          Professional fees                        $1,471           $4,548           $3,554          $28,165          $164,054
          License fees                             $6,000               $0          $24,000               $0           $24,000
          Travel                                       $0               $0               $0               $0           $11,418
          Rent                                         $0               $0               $0             $249           $37,715
          Legal                                    $5,978           $8,580          $11,132          $21,645           $30,058
          Depreciation                                 $0             $522               $0           $1,566            $6,264
          Utilities                                    $0              $53             $162             $782            $6,371
          Write-down of assets                         $0           $5,746          $47,534           $5,746          $147,675
                                               ----------       ----------       ----------       ----------       -----------
          Total research and development          $13,449          $23,494          $86,683          $74,126          $937,512


GENERAL AND ADMINISTRATIVE EXPENSES:
          Contract salaries and incentives       $135,950          $20,397         $257,667          $71,397        $1,390,825
          Rent                                     $2,383           $4,644          $10,345          $14,216           $74,207
          Depreciation                                 $0             $678               $0           $2,034            $7,912
          Office supplies                          $1,789           $1,734           $6,819           $5,574           $47,368
          Postage and shipping                     $1,687           $1,052           $4,668           $4,601           $22,105
          Telephone                                $3,653           $2,868          $10,588          $10,485          $120,632
          Travel and entertainment                 $6,341           $5,893          $17,289          $37,286          $160,181
          Relocation                                   $0             $357           $3,403             $357           $18,572
          Payroll and payroll expenses                $48               $0          $14,423               $0           $17,458
          Legal and professional                  $71,757          $10,707         $149,046          $44,969          $929,947
          Stockholder costs                        $4,652           $1,111           $9,088           $4,819           $46,390
          Interest and bank charges                $7,335           $7,856          $23,357          $21,261          $132,951
          Promotion & corp. development           $96,089         $151,525         $216,523         $157,267          $412,268
          Insurance                                    $0               $0               $0           $4,474            $7,865
          Other                                    $1,006             $535           $3,247             $745           $19,982
                                               ----------       ----------       ----------       ----------       -----------
          Total general and administrative       $332,690         $209,357         $726,463         $379,485        $3,408,663


Royalties and royalty buyout expense              $37,000               $0          $37,000               $0          $547,000
                                               ----------       ----------       ----------       ----------       -----------
                                 Net loss       ($326,731)       ($176,259)       ($605,198)       ($397,019)      ($4,353,905)

Loss per common share                              $(0.01)          $(0.01)          $(0.02)          $(0.02)           $(0.23)
Weighted average shares outstanding            30,067,951       24,258,880       29,752,985       21,546,967        18,854,446
==============================================================================================================================

                       LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)


           Condensed Statements of Cash Flows for Three and nine Months Ended January 31, 1997 and January 31, 1996
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Period from
                                                                                                                  Dec. 23, 1991
                                                         Three months ended              Nine months ended      (inception)thrgh
                                                       31-Jan-97     31-Jan-96        31-Jan-97      31-Jan-96       31-Jan-97
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                          ($326,731)     ($176,259)       ($605,198)     ($397,019)     ($4,353,905)
Adjustments to reconcile net loss to cash
flows used in operating activities:
     Noncash compensaton expenses related to
        nonqualified stock options granted               $75,000             $0         $131,500             $0       $1,274,339
     Depreciation                                             $0         $1,200               $0         $3,600          $14,176
     Write-off of long-term assets                            $0         $5,746          $47,534         $5,746         $158,089
     Noncash compensation expenses
        related to stock grants                          $75,000             $0         $165,900             $0         $750,648
     Accrued royalty obligation                          $37,000             $0          $37,000             $0         $237,000
     Changes in operating assets and liabilities:
     Receivables                                        ($46,000)            $0        ($117,195)            $0        ($185,320)
     Inventory                                                $0             $0               $0             $0          $(4,778)
     Prepaid expenses and deposits                       ($5,000)         ($949)         $33,401           $(51)         $(5,000)
     Accounts payable                                   $114,158        ($8,042)         $96,494           $155         $511,919
     Accrued salary obligations                          $36,135        $18,956          $70,051        $71,396         $312,429
     Accrued interest receivable                        ($10,312)            $0         ($17,187)            $0         ($17,186)
     Accrued interest payable                             $7,044          ($656)         ($6,387)       $14,974         $226,065
                                                       ---------      ---------        ---------      ---------      -----------
                     Net cash used                      ($43,706)     ($160,004)       ($164,087)     ($301,199)     ($1,081,524)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Equipment purchases                                      $0        ($2,862)              $0       ($10,703)       ($170,064)
     Investment in supplier                                   $0             $0         ($25,822)            $0         ($26,822)
     Pmts on notes receivable fm stockholders                 $0             $0               $0             $0           $6,500
                                                       ---------      ---------        ---------      ---------      -----------
                     Net cash used in investing               $0        ($2,862)        ($25,822)      ($10,703)       ($190,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                     $0       $160,053          $72,500       $237,560         $442,500
     Exercise of stock options                                $0        $23,540          $25,000        $23,540          $67,537
     Exercise of Class A warrants                             $0             $0               $0             $0           $3,300
     Contributed capital                                      $0             $0               $0             $0         $100,910
     Proceeds from notes payable                         $49,330       ($50,000)         $49,330             $0         $246,830
     Proceeds from loans from stockholders                $6,500       ($78,815)        $135,120       ($90,865)        $714,453
     Payments on notes payable                                $0             $0               $0        $45,500         ($53,500)
     Payments on loans from stockholders                      $0       $117,315         ($83,500)      $117,315        ($235,879)
                                                       ---------      ---------        ---------      ---------      -----------
                     Cash provided by financing          $55,830       $172,093         $198,450       $333,050       $1,286,151

                     Net change in cash                  $12,124         $9,227           $8,541        $21,148          $14,241

Cash at beginning of period                               $2,117        $12,308           $5,700           $387               $0
                                                       ---------      ---------        ---------      ---------      -----------
Cash at end of period                                    $14,241        $21,535          $14,241        $21,535          $14,241
================================================================================================================================

                       LEADING-EDGE EARTH PRODUCTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS
                           JANUARY 31, 1997, AND 1996
                                  (UNAUDITED)

1. GENERAL

The interim financial statements have been prepared by the Company without audit and are subject to normal recurring year-end adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, (all of which are of a normal recurring nature), necessary to present fairly the financial position of the Company as of January 31, 1997, and the results of operations for the three and nine months ending January 31, 1997 and 1996. It is suggested that these interim statements be read in conjunction with the financial statements and notes thereto contained in the Company's audited financial statements for the years ended April 30, 1996 and 1995. The results of operations for the three and nine months ended January 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

4.  CONTINUING EXISTENCE

The Company has yet to produce and sell its products. The burden of trade debt has been reduced by equity advances made by WLP, license fee income, and intermediate term loans. Its ability to continue in existence is dependent upon obtaining sufficient funding to begin manufacturing operations and achieve a positive cash flow in which the Company can participate. Management believes that sufficient funding and operational success will be achieved to allow the Company to realize planned business objectives, but at this time it is not assured.

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

On June 18, 1996 the Company entered into a consulting agreement with its chief financial officer and agreed to issue him options on October 1, 1996 to purchase 50,000 shares at $.75 per share and 50,000 shares at $1.00 per share. On January 7, 1997 the Company entered into an agreement with its new President to grant him a 300,000 share option at .75 per share.

On October 3, 1996 a former employee of the Company exercised an option to purchase 50,000 shares of common stock for $25,000 in cash.

75,000 shares reserved for services by a vendor were issued on December 10, 1996.


6.  AGILE FEE

In accordance with the Pennsylvania Agreement, $45,000 in License fees were
accrued during the quarter from Agile.   Fees from Agile are expected to
continue being deferred until Agile's cash flow improves.

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

8.  AGILE AND A.I.C. REPORTED NET LOSES

The Company has not recognized its proportionate share of Agile's and A.I.C.'s net losses as the Company has no obligation to fund any such losses and carries its investment in Agile and A.I.C. at zero.

9.  PROPERTY AND EQUIPMENT

All property and equipment assets have been written down to zero as the Company has determined that assets not sold, would not be used in future related activities.

10.  OTHER ASSETS

On August 29, 1996, the Company assumed an agreement entered into by Grant Record on March 30, 1996. In this agreement, the inventor disclosed certain proprietary information for the use of Magnesium Oxide Technology (MgO) and the Company received an exclusive and assignable right to the licensed technology, including enhancements made by the licensee. The MgO technology is valuable to the Company for control of odors produced in processing. The Company obtained the right to use the technology by issuing a note to a stockholder for $25,822, thereby, canceling an obligation incurred by Grant Record, in the same amount, which he had used to purchase the rights from the inventor, thereby purchasing the right to use the technology. The Company shows this purchase as an intangible asset.

The Company has recorded a note receivable from A.I.C. in the amount of $275,000 as discussed in Item 5 above. All accrued interest shown is from this note.


11.  SUBSEQUENT EVENTS

The Board has authorized that 150,000 shares be reserved for future services by a vendor.

The technology license agreement dated December 4, 1995 has been canceled and a new agreement between the parties dated February 28, 1997 was finalized on March 15, 1997 as reported in a recent 8-K. License and consulting revenues shown in the operating statement are a provision of the December 4 agreement and will therefore end effective February 28, 1997. The February 28 agreement also contemplates elimination of A.I.C. in two stages. The first step consists of immediate return to LEEP of 4,216,601 of its shares and the balance at some future date. Additional detail on this agreement can be found in item 2 of
Part I and a recent 8-K report.