Form 10KSB
period 1997-04-30
LEADING EDGE EARTH PRODUCTS INC
filed 1997-11-05
CIK 911212

                                   Form 10-KSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended    April 30, 1997
                                        -------------------------

[ ] 15, TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from___________  to ____________

                        Commission file number 93-67656-S

                        LEADING-EDGE EARTH PRODUCTS, INC.
                 (Name of small business issuer in its charter)

             Oregon                                       93-1002429
----------------------------------------              ------------------------
(State of incorporation or organization)              (I.R.S. Employer ID No.)

         319 Nickerson St.  #186,   Seattle, WA                 98109
         ----------------------------------------             ----------
         (Address of principal executive offices)             (Zip Code)


Issuer's telephone number   800-788-3599
                         ------------------

Securities registered under Section 12 (b) of the Exchange Act:

 Title of each Class            Name of each exchange on which registered
 -------------------            -----------------------------------------
        none                                       none


Securities registered under Section 12 (g) of the Exchange Act:

                                      none
--------------------------------------------------------------------------------
                                (Title of class)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 9d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes [X]  No [ ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


State issuer's revenues for its most recent fiscal year: $254,359
                                                        -----------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of October 27, 1997: $12,657,192

State number of shares outstanding of the Registrants common stock as of October 27, 1997 28,326,400

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

PART 1

ITEM 1.        DESCRIPTION OF BUSINESS.

INTRODUCTION. Leading-Edge Earth Products, Inc., an Oregon Company (the Company; also referred to as LEEP), is the result of a merger on December 29, 1992, of Leading-Edge Earth Products, a Washington corporation, and Crystal Asset Management, an Oregon corporation. The merger was accounted for as a pooling of interest. The objective of the Company is to develop lightweight, highly-insulated, composite building panels to form entire wall, roof, floor and partition sections for residential and non-residential building construction applications. The panels are intended to be used as a substitute for wood and other traditional forms of construction. The Company believes its products will have major worldwide appeal for single-family and multi-family residential construction, including third-world housing, as well as non-residential construction.

The Company does research and development and is forming affiliate companies for the purpose of using the technology developed by the Company. Other than research and development the Company has had only nominal business activity. During 1996 and 1997 the Company recognized some fee income and expenses related to the use of its technology. See Management's Discussion and Analysis of Operations below. The Company conducted research and development activities at a series of locations beginning in Rainier, Washington (1992-1993); Shelton, Washington (1993-1994); and Seattle, Washington (1994-1996). Commencing in 1995, the Company began seeking a strategic alliance through which manufacturing processes and further materials development could be financed and undertaken. This search was concluded by an agreement in December 1995 between the Company and a Pennsylvania-based group, WLP, Associates, Ltd. (WLP), which resulted in the formation of an independent licensee company in which LEEP maintains a minority interest, Agile Building Technology, Inc. (Agile), and Agile Investment Corporation (AIC), both Pennsylvania-based companies. Agile was designed to be the operating company, and AIC, a holding company, both affiliated with the Company.

Upon Agile commencing operations, the Company's R&D staff was disbanded in Seattle and the Company's only remaining employees, going into calendar 1996, were a corporate communication assistant and its president, Grant C. Record. Mr. Record moved to the Agile location to represent the Company and consult in Agile's development activities in support of the Agile License in early January, 1996.

AGILE BUILDING TECHNOLOGY, INC. Between January 1996 and November 1996, Agile, with the Company's support, developed to prototype levels two product groups for the building construction industry. The first product group, Group 1, contained
(a) non-load-bearing steel frame panels for mid-rise construction, and (b) load-bearing steel frame curtain panels for residential and low-end commercial construction. The second product group, Group 2, contains an Exterior Insulated Sheathing System product known as "EX-SULATE," and a similar product for insulating interior walls known as "IN-SULATE." IN-SULATE is an insulated wallboard for finishing and insulating cement, steel and/or wood building constructions. Although extensive formal and internal testing was conducted on the Group 1 load-bearing products with encouraging results, these products were de-emphasized and effectively abandoned in order to allow focus on the other group. The Group 2 products do not require extensive testing before sale. A complete manufacturing capability is in place for the Group 2 products.

During the third quarter of calendar 1996, Agile investors ceased to financially support the Agile/LEEP development activities. After the cancellation of the December 1995 Agreement with WLP, new investors were identified and cultivated in order for Agile and LEEP to keep developmental momentum. In December 1996, Agile completed arrangements for a $800,000 bank line with Northern Central Bank of Williamsport, Pennsylvania, and arrangements to purchase a complete, in-place, operating Polyiso Foam Laminating production line from Winter Panel Company, Brattleboro, Vermont, for $420,000. The Laminating Line installation was fully funded out of the Northern Central bank line. Sales, marketing, and pilot manufacturing activities were begun by Agile for the EX-SULATE and IN-SULATE products in early 1997. On February 28, 1997, a new contract was signed which replaced the Agile/LEEP December 1995 Agreement and gives Agile and LEEP authority to independently develop their respective products and markets. According to the terms of the February 28 Agreement, LEEP retained control of 35% of Agile. About 4,200,000 LEEP shares out of 11,000,000 held by AIC has been returned to the Company, with the balance continuing to be held by WLP.

Agile's IN-SULATE and EX-SULATE products appear to have no direct competition at this time.

PROPOSED NEW AFFILIATE. In November 1996, the Company began independent development of another product known as LEEP STRUCTURAL CORE. Sufficient development and testing was completed on LEEP STRUCTURAL CORE to attract and interest the City of Twin Falls, Idaho, and investors, to assist the Company in organizing and financing a proposed new affiliate company, Newco, to begin manufacturing operations in Twin Falls. (See Management Discussion and Analysis below.)

BACKGROUND. Wood, metal, and Portland concrete products are the predominant materials used in the construction industry. The Company believes that substitutes for traditional wood materials will be used for the future generations of building components because of the dwindling supply of timber occasioned by regulatory and environmental considerations. The Company believes that the market will demand that future building materials be lightweight, fire-resistant, water-resistant, sound-abating, rot-resistant and offer seismic- and wind-resistant properties. The Company believes that many future requirements cannot be met with current metal, wood and Portland concrete products. The Company's LEEP STRUCTURAL CORE product addresses all of these performance goals. Agile's products enhance sound-abating and water-resistance properties as well as add decoration and finish advantages.

ENVIRONMENTAL CONSIDERATIONS. The Company's objective is to provide environmentally friendly products that are nontoxic at every level from the manufacturing process through the end product, and environmentally sound for all other important considerations. As a practical matter, other than compliance with OSHA standards for manufacturing, which is common to all U.S. manufacturing companies, there are no major environmental considerations known by the Company, relating to the Company's products, which are mandated by law at this time for residential or low-end non-residential construction. The Company believes its product performance specifications meet or exceed environmental requirements for non-residential applications.


ABOUT THE TECHNOLOGY. The Company uses composite technology. Composite technology is based on the principle that when two or more pieces of relatively lightweight and/or structurally weak materials (sheets or beams) are laminated together, the two or more pieces become a unitized composite member whose structural strength-to-weight ratio is greatly improved, when compared with the weight and corresponding strength of non-laminated, non-composite materials. This laminated/composite technology is the basis for the Company's current and future anticipated patent and other proprietary positions. Better weight/strength ratio performance of products translates to less material being required to construct buildings. This composite technology can be applied so as to make products that weigh 200 pounds vs. 1,900 pounds, in the case of solid concrete, brick or block comparisons; and 200 pounds vs. 900 pounds, in the case of solid hard-wood product comparisons.

As a result, when fully implemented, it is believed that the Company's technology will enable avoidance of the loss of substantial amounts of the planet's forest products, and contribute to major savings in transportation and attendant fossil fuel use. In addition, there will be savings in both summer and winter fuel costs because the Company's main product and Agile's products offer thermal insulation properties that are superior to those of conventional materials. Insurance rates will likely be favorably affected as well because of the products' natural calamity-resistant properties.

RESEARCH AND DEVELOPMENT. In the year ending April 30, 1997, the Company expended $84,519 performing research and development on its technology and products. Since inception, the Company has spent $935,348 for this purpose.

The Company's main focus between November 1996 and the present has been LEEP STRUCTURAL CORE panel development, although it has supported various aspects of Agile's development over the period.

The Company and Agile both elected to temporarily stop development activities on Magnesium Oxide and other slurry-based surface-covering skins in order to concentrate on their respective core products. Both companies began to work with a variety of alternative skin materials which recently came to market. Additional slurry-based skin materials research and experimentation is planned by LEEP. Agile does not plan any such materials research.

MANUFACTURING METHODS AND OUTLOOK. To date, prototype panels have been made using rudimentary manual presses and conventional metal bending equipment. Sheet metal was bent to the Company's proprietary design configuration. The front and back metal parts (top and bottom), up to 20' long, were put in a manual containment press; expanding foam chemical was added to the cavity and held for an adequate expansion and solidification time. The completed metal panels were then removed and tested during the initial eight month development and testing phase. Over this phase of development, the panel configuration was evolved to meet higher and higher levels of performance criteria up to the point that 4" thick panels are now meeting Commercial Floor Load and Hurricane V wind-load codes. To the Company's knowledge, this advanced performance level has never before been attained by 4" foam/metal panels.

The next phase of manufacturing will be done by affiliates with more advanced containment presses known as "Shuttle Presses." The fabrication of the first in a series of five such presses is nearing completion and will be put into operation during the last quarter of 1997. Within six months after the initiation of the first Shuttle Press, two-shift operation of five such presses is anticipated. A five-press operation is capable of manufacturing sufficient panels to construct approximately two medium-sized commercial buildings per week. Commercial sheet metal fabricators will supply the custom metal parts to support Phase 2.

The final manufacturing configuration consists of: metal roll forming machines (one each) which pre-form the top and bottom parts; two metal coil handlers; an automatic foam generator; a 100-foot long custom laminator (which takes the place of the individual containment presses); a flying cut-off saw; and 100-to-300 feet of cool-down/stabilizing chamber. In this configuration, individual panels are automatically cut to custom lengths per work order instructions which are computer driven. The custom lengths will be automatically bonded together as they come out of the stabilization chamber, to custom form specific, large panel sections to construct walls, roofs and floors. This last Automated Laminator Production System can be operational during the summer of 1998, given adequate funding of the Company's affiliates. The longer lead time metal forming machine design and fabrication has been funded, contracted and started. The aim of the current design and fabrication phase is to produce operating equipment by the spring of 1998.

TESTING AND CODE APPROVALS

The Company's main product, LEEP STRUCTURAL CORE, has been tested extensively using full ASTM specified test criteria for wind and floor loading capabilities. The testing has been done internally. No test certifications are required at this time. Such certified testing results are readily available, including those from axial load compression tests that can be efficiently scheduled at commercial labs for reasonable rates.

Agile has only light testing requirements for the Agile Group 2 products to meet code approvals. Because the Group 2 products are manufactured using skin materials manufactured by established industry companies that have passed all required certifications, these products' testing requirements are such that the Company's internal testing and technical calculations are sufficient to obtain customer credibility.

The few certified tests required for most EX-SULATE and IN-SULATE applications, namely, wind-load, acoustic, and thermal insulation, are easily calculated and actual certified tests can be obtained after customer orders are received, but before shipment.

MARKETS AND MARKETING. The Company believes that recent changes in the construction industry create an increased desire by builders to buy pre-manufactured, or fabricated, construction components. According to Automated Builders Magazine (August 1996), panelized construction exceeded wood-frame construction for the first time in history (39% vs.36%) in the United States in calendar year 1995. The magazine also indicates the total of non-wood-frame construction (i.e., modular, panelized and mobile home/pre-manufactured home) exceeded wood-frame construction by a factor of 1.7 times in calendar 1995. Builders may now buy pre-manufactured composite wood/foam building panels for walls, roofs, partitions, floors, and other building components, as they satisfy all structural specifications required by applicable building codes. Such components are desirable since they decrease the time and expense involved in constructing new buildings, while potentially increasing construction quality.

Company affiliates are expected to produce an array of structural panels from which an architect can select the exact panels for each specific job. The panels are planned to be manufactured and delivered to the construction site and erected in relatively short times without the waste and cleanup usually involved in wood or concrete construction. The wiring, plumbing access, and all such contingencies can be engineered into each project. In some configurations, only the exterior and interior finishes are applied at the construction site. In other applications, finished surfaces can be factory supplied. The panels may be drilled, routed and sawed, if necessary, on site; however, proper design and panel selection will normally render field modifications unnecessary.

The Company's plan for marketing its building system involves two strategies. The first is directed at the low-end non-residential construction market. Planning and development of panel manufacturing, testing, pilot model construction projects, and follow-on building construction projects for the low-end non-residential market will be done exclusively by the Company. Company affiliates will manufacture building panels for this market. The second marketing strategy will be directed at residential construction, including third-world housing markets. Marketing and sales programs are directed principally at architects, designers, developers and builders who specialize in the various markets.

After 18 to 24 months of initial manufacturing, the Company plans to use its base products and technology to initiate directly, or by license, similar manufacturing operations in the U.S. and throughout the world. The Company's strategy is to use the initial operation/products/equipment specifications as a template to go forth and duplicate such operations in other places, once the product marketing and production relationships and processes are established.

The Company believes that laws will be enacted in the United States over the intermediate to longer term, that will strongly favor products of both the Company and Agile, for their fire, wind and prospective seismic resistance features. At present, the United States is one of the few remaining First-World countries that still allow major residential construction to continue without strong wind, fire, and seismic resistance ratings. The Company believes that there are significant public-interest implications associated with America's lack of stringent wind, fire and seismic resistant standards being enacted and enforced by U.S. regulators; especially so, given the large number of lives and properties lost in the U.S. each year to these calamities.

COMPETITION. The Company believes there are no panels currently available in the residential building panel industry which have fire-resistance, load-bearing, rot-resistance, and insulating characteristics that are competitive with the Company's proposed building panel systems. There are, however, a significant number of manufacturers in the United States who produce residential building panels constructed of wood. Wood-engineered panels represent currently accepted technology in an industry that is generally slow to accept change in technology. This reluctance may make it more difficult for a small company, such as the Company, or a licensee of the Company, to penetrate the market because it is introducing a new type of construction product without the benefit of an established company name. The non-residential building construction products industry is highly competitive and is dominated by companies that are typically large international enterprises who actively promote their building construction products to designers and property owners. Such competition from established competitors that have, or may have, significantly greater financial, technical, manufacturing and marketing resources than the Company, could adversely affect the Company's prospects.

The principal non-residential panels on the current market are those made using sheet metal/foam technology. These panels are often called foam/metal curtain panels. Most of these panels are not load-bearing. The market-dominating producers currently show no willingness or desire to develop panels that are competitive to Agile and the Company's products. The Company's main product is also in the class of foam/metal panels; however, the Company's LEEP STRUCTURAL CORE product is distinguished from the traditional manufacturers' products in that it is load bearing and as such can be used for floors, roofs and load-bearing walls.

PATENTS AND LICENSES. On July 24, 1994, the Company received notice from the U.S. Patent & Trademark office that 47 claims the Company considers important, were granted. Mexican notice of allowance of the same base patent, except with broader claims being allowed, was received by the Company in November 1996. Exclusive rights to use the patented technology in the United States and nonexclusive rights outside of the U.S., are assigned to the Company by the inventor. Non-domestic rights are subject to the Company's paying for all costs associated with developing foreign business and paying the costs of applicable foreign patent work. All U.S. rights for subsequent related technology (patented or not) are assigned to the Company by the Company's founder and early management. The Company recently filed for additional patent protection to cover additional inventions, including the new LEEP STRUCTURAL CORE product related technology. Earlier patent applications no longer believed useful to the Company were abandoned during the year.

LICENSEE TRANSACTIONS. Effective as of August 29, 1996, the Company assumed an agreement entered into by Grant Record on March 30, 1996. In this agreement, the inventor disclosed certain proprietary information for the use of Magnesium Oxide Technology (MgO) and the Company received an exclusive and assignable right to the licensed technology, including enhancements made by the licensee. The inventor also agreed to provide certain consulting services for one year. The agreement provided for a $25,000 license fee and minimum annual royalties of $25,000 for seven (7) years. Consulting services were set at $2,000 per month. The Company paid the full year's consulting agreement and more than one half of the first year's fees by the time Agile's funding stopped. Nine months' time elapsed while the Company studied its need for MgO-based technology in connection with its LEEP STRUCTURAL CORE product. It was determined that newer elastomeric and polymer-based cement products have come to the market and need to be considered and studied to determine if such products are cost- and performance-effective. Such effective products could eliminate the Company's requirement for additional surface-covering skin research at this time.

LICENSOR TRANSACTIONS. An earlier agreement granting LSI (Traverse City, MI) rights to develop and joint-venture with the Company in seven states, expired and/or provisions provided by the agreement were replaced by agreements with WLP.

AGILE LICENSE. The Company approved on December 4, 1995, and entered into a comprehensive license agreement with Grant Record, WLP, Agile and Agile Investment Corporation (AIC), under which the Company non-exclusively licensed Agile to manufacture, market and sell products based on the Company's composite building system concepts, patents, patents pending, pending patent applications, trade secrets and future product developments (jointly or independently accomplished). The final agreement, dated December 5, 1995, was replaced by a February 28, 1997 Agreement after Agile was unable to continue to secure adequate investment to sustain its activities, after raising approximately $2,000,000 in cash and accomplishing ten months of intensive product development, as described above. The new Agreement provides for autonomous development and individual financing of the Company and Agile, respectively. The agreement gives the Company the right to invest up to $4,000,000 in Agile and take up to 49% ownership, if $1,000,000 is invested by December 31, 1997. The Company has the right to manufacture Agile developed products anywhere outside a 500-mile radius of any Agile manufacturing plant. Agile has the right to manufacture products developed by LEEP, but only in the Northeast United States. Both of these rights, that of LEEP and that of Agile, may be subject to renegotiation in connection with Agile's new investor agreement signed October 28, 1997. (See Management Discussion and Analysis, Item 6., Liquidity and Capital Resources.) Approximately 4,200,000 LEEP shares which were held in AIC, a holding company, on behalf of the Company and the Agile founders, were retired and taken out of the Company's outstanding shares. The Company and Agile continued their developments at Agile's physical facilities and both companies kept their respective operational, product and market momentum.

CONTRACT EMPLOYEES. The Company signed a contract with David Moran in January 1997, whereby Mr. Moran became President of the Company. Grant Record, President/Founder, remained as CEO upon Mr. Moran's joining the Company. Mr. Record moved from Pennsylvania to Twin Falls, Idaho. Two technologists who served Agile during the development period have supported the Company's target LEEP STRUCTURAL CORE product and technology development. These personnel have expertise in:

-       Machine design and fabrication

- Polyisocyanurate (one of the technologists is a "father" of the American Polyiso-foam/metal industry)

- Quality control, plant planning, manufacturing systems and product testing systems

The two contract employees representing the above critical operating functions, have continued to work on the Company's products during the interim phase, with an outlook towards long-term employment when the Company's first manufacturing plant is operational. The agreement with Lenny H. Zallar, Chief Financial

Officer, was terminated during the first quarter of 1997 due to funding delays. Treasurer and director James R. Medley has acted in a near full-time capacity as Financial Officer and Controller since Mr. Zallar's departure. Mr. Medley keeps the books and records of the Company, and he is responsible for coordinating the annual audit and all SEC reporting, including 10-K, 10-Q and 8-K reports. Various consultants have been contracted to serve employee functions during the Company's formative phase. An Agreement with EPO, Inc., was approved by the Company's Board of Directors during the year ending April 30, 1996, which called for EPO to receive an option for 100,000 shares of LEEP stock at $.50 per share, a $4,200 per month fee, and various commission levels on money to be raised. No fees are due and none have been paid. EPO will not claim any commission or other compensation as a result of the agreement with EPO. The Company will honor the 100,000 share stock option which was given originally to help compensate for past services rendered prior to the EPO Agreement. EPO has been a valuable ally to the company and may be called upon for future services and agreements.

In addition to the contract employees and James R. Medley, there are full-time employees at Agile working and assisting Company officers in the development of Company products.

On October 28, 1997, Mr. Moran agreed to resign as President of the Company and to become the CEO of the newly formed Agile Group, Inc.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company's pilot production equipment and supplies, located at 500 South Lander Street, in Seattle, Washington, were systematically packaged and shipped to Pennsylvania over the period December 1995 to August 1996, for use in the Agile facility under the Agile Licenses (reference: December 5, 1995 Agreement replaced by February 28, 1997 Agreement). All remaining property and equipment has been written off or sold. The Company occupied the Seattle facility pursuant to a month-to-month rental agreement. Subsequent to development and testing of the LEEP STRUCTURAL CORE, the Company required no development facility and conducted no operations aside from research and development activities performed with Agile in Pennsylvania at Agile's facilities. The Company is developing a facility in Twin Falls, Idaho, for the purpose of manufacturing its products (see Item 6). The Company or its proposed new affiliate company may rent or acquire such facilities as deemed appropriate by Management.

Agile, in which the Company has significant investment (see Item 1), has recently moved its executive offices to 30 W. 3rd Street, Williamsport, Pennsylvania. The offices are leased on a year-to-year basis. Agile's pilot production, research and short-run contracts are to be maintained at a leased facility in the Williamsport/Lycoming County area. Agile seeks to lease or buy a manufacturing facility, to expand the lamination operation in the Williamsport plant. It is planned that the new facility will hold two Laminators of various capabilities, and, depending on the product mix, be able to provide total annual capacity to manufacture from 50,000,000 to 70,000,000 square feet of product per machine (one production shift basis).

ITEM 3. LEGAL PROCEEDING.

On July 27, 1995, the Company filed an action against Timothy J. Metz in the Superior Court of the Sate of Washington for King County, Cause No. 95-2-19488. Mr. Metz is a former officer of the Company. The Company alleges that Mr. Metz breached his contract with the company. The Company seeks: monetary damages against Mr. Metz; an injunction enjoining Metz from violating the confidentiality provisions of the contract; and a declaratory judgment that Mr. Metz is not entitled to anything under his contract. On August 23, 1995, Mr. Metz filed his answer to the company's action, and in addition filed a counterclaim against the company and added Grant Record as a third party defendant. In his counterclaim,

Mr. Metz seeks to establish co-ownership and rights to certain patents involving building panels and means for joining such panels. Mr. Metz also alleges he was wrongfully terminated, and seeks damages of $395,000 in connection therewith. Additionally, Mr. Metz seeks unspecified damages, which he seeks to have trebled, plus attorney fees. Mr. Metz sought to remove the Company's action against him and his counterclaim and third party complaint to the United States District Court for the Western District of Washington. His removal petition is filed in United States District Court, Cause No. C95-1302. The company resisted the removal petition, and requested that the matter be heard in the same court. The United States District Court granted the Company's motion to remand to the state court, and ordered that all proceedings in the United States District Court pertaining to the patent litigation be stayed until the state court case is resolved. Because of a personal tragedy, Mr. Metz has not been able to respond to the discovery requested of him by the Company. The Company has not used and does not use the technology to which Mr. Metz claims rights. Although the suit has been pending for over a year, no discovery has taken place. Based on the Company's knowledge of Mr. Metz's claims, the Company is of the opinion that it has meritorious defenses and intends to defend vigorously against the claims brought by Mr. Metz, and seek all remedies offered by the law.

The Company has made demands to Harvey and Gary Bryant (Bryant Investment Company, Las Vegas, NV) for their return to the Company of, respectively, 250,000 shares each of the common, restricted stock of the Company due to nonperformance of an earlier (1994) undertaking in which Bryant Investment Company committed to raise a minimum of $1,000,000 for the Company. To date, Bryant Investment Company has not responded to the Company's demands to return the stock and the Company is contemplating legal action to retrieve and cancel the shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 14, 1996, at the annual meeting of shareholders, the following persons received 23,731,293 votes for and 15,337 votes against election to serve as Directors of the Company until the next annual meeting.


Name

-       Grant C. Record

-       Donald C. Bazemore

-       James R. Medley

-       Way Lee

-       Grant Todd

-       A. Charles Bush

-       Richard Pell


At the same meeting, Management was given the authority to change auditors. The votes in favor of such authorization were 23,497,202, with 15,200 against and 234,228 abstaining.

Consistent with the restructuring provided for in the February 28, 1997, Agreement with Agile and WLP, Messrs. Bush and Pell resigned from the Company's Board of Directors.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded in the over-the-counter market and prices are quoted on the NASDAQ Bulletin Board.

The following sets forth the high and low price information for each quarter during the last two fiscal years, as provided by the NASDAQ Bulletin Board quotations. The quotations provided reflect inter-dealer prices without retail markup, mark-down or commission and may not represent actual stock buyer costs.


Year Ended April 30, 1996       High         Low
First Quarter                   1-1/4        5/8
Second Quarter                  1            1/5
Third Quarter                   1-1/2        1/2
Fourth quarter                  2-1/4        1-1/4
Year Ended April 30,1997
First Quarter                   2-3/4        1-1/8
Second Quarter                  2            1-13/32
Third Quarter                   1-17/32      13/16
Fourth Quarter                  1-1/4        13/32
Year Ending April 30, 1998
First Quarter                   5/8          13/32


The number of holders of record of the Company's Common Stock on September 10, 1997, is: 1,390.

The Company has never paid a cash dividend and the Board of Directors does not anticipate declaring cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

PLAN OF OPERATION. The Company has yet to generate revenues from the sale of building panels, however, $300,000 has been received in the form of License revenue. $195,250 is due the Company from its affiliate, Agile, for fees and services rendered. Due to cash flow constraints at Agile, as it ramps up its production capacity to meet new orders, the Company has agreed with Agile that payments on accrued revenues will be delayed until cash flow permits. Since there is no date certain for the Company to receive payments on the receivable from Agile, the Company has provided for a reserve of $222,750 as shown in the financial statements to cover the license revenue and accrued interest due from Agile. The operations of the Company since inception have been focused on research and development (R&D). R&D activities were done by the Company from 1992 to 1996. R&D was done and paid for by Agile from January 1996 through October 1996. The Company resumed direct R&D activities in November 1996. Between November 1996 and the present, a viable structural panel product has been developed by the Company. This product is known as "LEEP STRUCTURAL CORE." Significant purchase of equipment and manufacturing facilities is expected by affiliates during fiscal 1997/1998, as well as expansion of personnel.

The strategy of Management during fiscal 1997/1998 is to develop the LEEP STRUCTURAL CORE product manufacturing capability and marketing through affiliate companies performing manufacturing and marketing, while financing and marketing in tandem with its affiliate company, Agile, who is developing the markets for its insulated wallboard product known as "IN-SULATE", and its External Insulated Sheathing System product known as "EX-SULATE". All three product lines are compatible and complementary and use the same basic polyisocyanurate expanding foam lamination ("Polyiso") technology. The Company believes that, over time, both Agile and the Company's new affiliate companies will locate plants in the same locations to be able to share Polyiso chemical unloading and storage facilities. Polyiso chemical shipping costs, intermediate rail tank storage and in-plant, isolated temperature controlled storage are major cost and logistic considerations with respect to efficient, economical laminated Polyiso product manufacturing. Locating a Polyiso depot between future Agile IN-SULATE/EX-SULATE and LEEP STRUCTURAL CORE plants lends these operational pairings substantial advantage over future would-be competition.

With respect to Agile, considering Agile's bank facilities, equity investments and long-term notes, over $3,000,000 has been invested in Agile and LEEP's product developments and operations since Agile's inception in November 1995. This investment has produced a group of new, well-timed products, including Agile's EX-SULATE and IN-SULATE. EX-SULATE is an Exterior Insulated Sheathing System Product which takes the place of multiple-step application external finishing systems such as "Dryvet" (a 3-to-7-step, labor intensive competitive product). IN-SULATE is an insulated wall board product for finishing the interior of buildings, while providing thermal and sound insulation at the same time. Agile purchased an operating production line at the Winter Panel Corporation facility in Brattleboro, Vermont. Agile privately placed various equities since November 1996, to develop its new products, markets, and sales programs, and to modify the production line in Vermont to manufacture Agile's products. Currently, the outlook for Agile's products, based on a growing number of inquiries and several significant order commitments, encourage Agile to prepare to order two additional Laminators similar to the one in Brattleboro.

The Agile products are fully developed and in pilot production. As such, Agile is ready to upscale production quantities to pace their current visible market demands. Management and Agile estimate that $20,000,000 first-year revenues of Agile products are sufficient for Agile and the first of the Company's proposed affiliate companies to begin side-by-side plant operations. The management and directors of both the Company and Agile are in agreement and the process of planning side-by-side, co-existing plants is underway. David Moran, the Company's President, had been assisting Agile and the HKC investors (see
August 12, 1997 Amended Agreement, in Pennsylvania and Vermont to achieve the next level of planning and product manufacturing efficiency at Agile. As of an October 28, 1997 Agreement between Agile and the new investors, Mr. Moran resigned as President of the Company and became the President of the Agile Group, Inc.

The Company plans to form a new affiliate company in Twin Falls, Idaho. With Agile and several private investors, the new affiliate company would build the first side-by-side plants. The City of Twin Falls, Idaho, approved a tax-advance-based loan in the amount of $500,000 as an incentive for the Company's proposed new affiliate company to begin manufacturing operations in Twin Falls. The Company made a purchase commitment to approximately 16 acres of M-2 (heavy manufacturing) zoned industrial property on the Eastern Railroad Company's north-south line. This commitment was subject to certain contingencies having to do with rezoning and building permits. Subsequent to the City of Twin Falls inviting the Company to participate in that industrial area development, the location selected was strongly challenged by residents in the area. As a result, the Company withdrew from that development to examine other of the several opportunities and options in the region. The Twin Falls area offers substantial transportation, work force, logistic and economic reasons to encourage a continued aggressive outlook to manufacturing in the Twin Falls area. The Company does not believe there is any need to expedite building a manufacturing plant during the winter months as personnel and facilities are available to manufacture the LEEP panels in Pennsylvania and ship them to Idaho for developing the initial western markets between now and spring 1998, when plant construction can begin in the Twin Falls area. Grant Record, CEO of the Company, took up residence in Twin Falls in order to administer the planning for building facilities. Options to purchase or lease turnkey manufacturing facilities will be made available to Agile for one of the two new buildings now in planning for the Twin Falls area.

The Company's proposed new affiliate company (Newco) and the Company's affiliate company, Agile, will use the same basic technology, chemicals and equipment to produce different products. Pilot product will be produced at a rate in Pennsylvania which supports construction of two medium-sized commercial buildings per week or one medium-sized refrigerated warehouse per day, for each group of five (5) manual containment presses. By mid calendar 1998 the Company projects that its affiliate companies will have production capacity to support $90,000,000 in annual sales.

Newco will produce foam filled metal based structural panels using Manual Presses in Agile's Pennsylvania facility. In the summer of calendar 1998, Newco is expected to produce the LEEP STRUCTURAL CORE product on a new 100-foot Laminator System in Idaho that will be capable of producing upwards of 48,000 square feet of LEEP STRUCTURAL CORE per ten-hour shift. In the interim it will use shuttle containment presses which are currently in the final stage of fabrication in Pennsylvania.

Agile purchased a used 100-foot long Polyiso Laminator during the last quarter of calendar 1997, and in calendar 1998 it will order an additional laminator for delivery in the middle of the calendar year. New capacity in Pennsylvania is expected to allow Agile to produce foam insulation backed interior and exterior sheeting products sufficient to meet projected market demand of sales of at least $20,000,000.

LIQUIDITY AND CAPITAL RESOURCES. Investors have been doing "diligence and planning" with the Company, with the intent of investing $6,000,000 in Agile--to support manufacturing upgrades on present equipment and additional manufacturing capacities to enable Agile to exceed $30,000,000 in sales revenues over the next 24 months--and an additional $3,700,000 for a proposed new affiliate company to build the plant facilities necessary to begin manufacturing LEEP STRUCTURAL CORE product in Idaho. The corporate budget for the next 12 months, independent of manufacturing operations, is $500,000. The Company is planning with investors to transact private placements for $500,000 at or around prevailing stock market prices to support the Company's next 12-month overhead expenses.

The Company entered into an August 12, 1997 Amended Agreement with Harrison Kramer Corporation ("HKC"), or assigns, on August 15, 1997. The Agreement gives HKC until November 1997, if not extended, to consummate financing for a Company affiliate to be formed in Idaho. Under the terms of the Agreement, HKC is to receive an amount equal to 20% of a 5% royalty the Company will receive from the investors, as a commission against product sales, if, as, and when such royalties are received. The investor group to be identified by HKC will receive 51% of the ownership interest in the Company's Pacific Northwest manufacturing operations and 1,000,000 shares of Rule 144 restricted stock of the Company, upon completing the LEEP portion of the financing. HKC's investors will have a right of first refusal to finance additional LEEP manufacturing plants in Canada and America; however, that right shall be lost in the event they refuse to sponsor two consecutive operations which are offered them by the Company. HKC investors signed a binding agreement with Agile on October 28, 1997, to form Agile Group, Inc. (AGI) and Agile Building Structures, Inc. (ABS), and to invest $500,000 per month in ABS beginning November 31, 1997 and each month thereafter for eleven consecutive months and to invest up to $400,000 prior to November 31, 1997. According to the terms of the October 28, 1997 Agreement, Agile will hold 49% of ABS, and AGI will hold 51%. Should AGI default on any monthly payment, Agile has the right to control of ABS. AGI has the right to finance additional joint venture operations on a 51%/49% basis and to provide all of the funding for such operations. Should AGI not exercise the right, Agile has the right to otherwise finance and control such future operations.

The Company obtained a revolving credit facility from Rothchild SA, Nassau, Bahamas. The credit facility presently provides for monthly draws of $137,500 which can be paid down subsequently in stock with a 1.08 repayment multiple if repaid in stock at the then current market price for stock. The advances can be repaid in cash at a 1.03 multiple rate. (Refer to Note 14 to the Financial Statements.)

RESULTS OF OPERATIONS. The Company financed its cost of operations for the year ending April 30, 1997, from stock sales, stockholder loans, stockholders exercising options for stock, and debt conversions. As of September 29, 1997, the Company has $337,371 in short-term borrowing. For further analysis, see the Company's Statement of Cash Flows.

The Company's audit expenses were extraordinary because of the bringing on board of a new affiliate company. The Company also retained an executive search firm. Lastly, professional services were provided by a developer of new technology. For those reasons, legal and professional expenses increased to $181,120 from last year's $76,421.

Because of the increased stock market trading activity of what is becoming a more mature company, Management retained the services of three outside companies to provide corporate and capital formation development activities which include: organizing stock broker and analyst following, supporting a publishing and mailing program, compiling and publishing research, identifying merger and acquisition candidates, providing information about the Company to selected investors, managing broker/dealer relations, assisting with investor programs, development and maintenance of an Internet Home Page, and providing other corporate consulting in the area of financial and corporate strategies. For this reason G&A expenses were $266,323 for the year ending April 30, 1997.

ADOPTION OF NEW ACCOUNTING STANDARDS. The Company has adopted certain new accounting standards that are described in the Notes to the Financial Statements.

RISK AND UNCERTAINTIES. Matters discussed herein, contain forward-looking statements that involve risk and uncertainties. The Company's results may differ significantly from results indicated by forward looking statements. Factors that might cause some differences, include, but are not limited to:

- Changes in general economic conditions, including but not limited to increases in interest rates, and shifts in domestic building construction requirements;

- Changes in government regulations affecting customers, the Company, or Agile;

- Risks generally involved in the construction business, including weather, fixed price contracts and shortages of materials or price competitive labor;

-       Competition;

- The ability of the Company to successfully bring the products from their development stage into full and profitable production;

- The Company and/or Agile and HKC's ability to raise sufficient debt and equity capital to perfect business plans and to enable Agile to continue in existence, and the proposed new affiliate to begin operations;

- The occurrences of incidents which could subject the Company to liability or fines;

- Agile's ability to obtain the sales orders necessary to support the volume of production required to sustain successful operations.

ITEM 7. FINANCIAL STATEMENTS.

The Financial Statements appear in the Report following Part III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In a letter dated June 16, 1997, the registrant's certifying accountant, KPMG Peat Marwick has declined to stand for re-election stating that they are changing the profile of companies they wish to audit. A change in accountants had been approved at a meeting of the stockholders. Please see Exhibit 1, and two letters to the Company from KPMG Peat Marwick LLP: (1) dated August 19, 1997, Form 8-K/A filed August 20, 1997; and (2) dated June 27, 1997, found attached to Form 8-K filed July 14, 1997.

With regards to the appointment of W. Alan Jorgensen, Certified Public Accountant, as the Company's auditor for the year ending April 30,1997, please see Form 8-K filed on July 14, 1997.

There were no disagreements with Accountants on Accounting and Financial Disclosure.

There are no other reportable events under Item 304 of Reg 229.304.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

Name                                Age     Position
----                                ---     --------
Grant C. Record                     61      Chief Executive Officer, Secretary, Director
David C. Moran                      58      President until October 1997
Donald C. Bazemore                  63      Director, Chairman of the Board
James R. Medley                     57      Director, Treasurer
Grant Todd                          47      Director
Way W. Lee                          72      Director


GRANT C. RECORD was the Founder, Executive Vice President, Secretary, and Chairman of the Board of Directors of the Company from December 1992 until he became President on June 28, 1995. He relinquished the office of President and became Chief Executive Officer on March 5, 1997. During 1991 and 1992, Mr. Record developed the Company's base technology and early patent positions. From 1983 to 1991, Mr. Record was Executive Vice President of Magnum Technology, a developer of advanced magnetic disks for the magnetic disk drive industry. Prior to Magnum, Mr. Record founded and developed the Data I/O Corporation, which enabled the early Intel microprocessor technology to gain rapid worldwide acceptance and use. Data I/O is yet the world leader in semi-conductor memory and logic device programming, after twenty-five years.

DAVID C. MORAN, who joined the Company in January 1997, was elected President of the Company in March 1997. In October 1997, he transferred to Agile Group, Inc. to be its President. Most recently, Mr. Moran was Senior Vice President for Product Development at Champion Home Builders Co., where his duties included leading corporate level product engineering, purchasing, product costing, product design and interior decor groups. Prior to Champion, Mr. Moran was a Division General Manager at Fleetwood Enterprises, Inc., with profit responsibility for ten manufacturing facilities in four states. Before that he was a General Manager at Wick Building Systems, Inc., and a Division Vice President at Redman Industries, Inc.

DONALD C. BAZEMORE is Chairman of the Board. Mr. Bazemore has been a director of the Company since 1995 and the primary architect for the Company since 1992. Mr. Bazemore founded the DB Associates firm in 1970. DB Associates is one of the oldest architectural firms in Seattle. Prior to DB Associates, Mr. Bazemore was Director of Architecture for Leo A. Daly Associates in Seattle, where he was responsible for several major Boeing Aircraft construction projects. Leo A. Daly is a well-known internationally significant architecture and engineering firm.

JAMES R. MEDLEY is Treasurer of the Company. Mr. Medley was first elected director in 1995. Mr. Medley is founder of Laux Medley Norris, Inc., Investment Advisors in Seattle since 1976. Laux Medley Norris does business planning for large and small companies and is responsible for portfolios up to $100,000,000 in value. Mr. Medley was King County Republican Central Committee Chairman, 1979 to 1981, and King County Chairman of the Reagan/Bush campaign for president in 1980.

GRANT TODD first became a director in 1995. Mr. Todd served as President for two Fortune 500 company divisions; Guilford of Maine, division of Interface, Inc., Atlanta, GA, and Interface Flooring Systems, Division of Interface, Inc., Atlanta, GA. During his 20-year tenure in the Fortune 500 environment, Mr.

Todd also held high level marketing and corporate development positions with Interface.

WAY W. LEE has been a director of the Company since December 1992. He served as President of Fibertech Corporation from 1972 to 1985, and as President of Crystal Asset Management, Inc., from 1985 to December 1992. He also was a director of Crystal Asset Management, Inc., until its reverse merger with LEEP. Mr. Lee is the President of Way W. Lee General Contractor and Acme Industries Door and Millwork.

ITEM 10.       EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning the compensation paid by the Company to Grant C. Record, President and CEO until March 5, 1997, when he relinquished the position of President, but retained the position of Chief Executive Officer; to David C. Moran, President; and to Lennie H. Zallar, Vice-President and Chief Financial officer until January 1997 :

                        SUMMARY ANNUAL COMPENSATION TABLE
------------------------ ----------------------------------- ----------------- -----------------
                                                                  Awards           Payouts
                                                             ----------------- -----------------
Grant C. Record          President 1995 to January 1997;         $60,000             -0-
                         CEO since 1995
                                                             ----------------- -----------------
David C. Moran           President until October 1997            $32,636           $10,000

                                                             ----------------- -----------------
Lennie H. Zallar         Vice-President and Chief                $33,000           $13,702
                         Financial Officer until January
                         1997


NON-QUALIFIED STOCK OPTIONS. The Company has issued non-qualified stock options to selected employees, officers, directors, consultants and advisors. As of April 30, 1997, options to purchase 1,127,305 shares of Common Stock were outstanding at an average exercise price of approximately $.73 per share. Subsequent to fiscal-year-end 1997, board members received a total of 250,000 options exercisable at $.375 per share; options expire in three years from date of issue.

As of April 30, 1997, there were no options outstanding to purchase shares of common Stock granted to Grant C. Record; there was an agreement to grant a 300,000 share option with piggyback registration rights (or S-8 Registration as appropriate) to David C. Moran. (See Note 1(f) to the Financial Statements.)

The following table sets forth information as to all options exercised during the fiscal year ended April 30, 1997:

Names                             Shares Acquired on Exercise          Value Realized (1)
-----                             ---------------------------          ------------------
Donald C. Bazemore                          150,000                         $257,500
Carmen Manzonelli                            50,000                         $ 52,000


Note: The Company is unable to calculate the value of un-exercised in-the-money options because of the highly restricted nature of the option shares.

(1) "Value Realized" is based on NASDAQ bulletin board quoted prices for publicly traded stock, and does not represent the fair market value of the highly restricted shares.

EMPLOYMENT AGREEMENTS. The Company has entered into six employment agreements since 1992. One agreement was with former financial officer, Gary Nees. Mr. Nees resigned during the fiscal year

1994/95 and his severance was amicable. The company agreed to extend certain stock options for Mr. Nees (shown herein) for five years. An employment agreement with Tim Metz, former President/CEO, is in dispute. Kirk Metz, a former employee (deceased), is owed certain moneys from past services rendered. The Company's current Management believes the contract with Kirk Metz is abandoned during calendar year 1994. Approximately $49,992 is accrued for Kirk Metz's estate (Kirk Metz died in early 1996). The fourth employment agreement is with Grant C. Record, CEO. This contract is current and active. The terms of Mr. Record's employment contract were disclosed in the SEC registration filing. The fifth employment contract was a consulting contract for employment of Lennie H. Zallar as Vice-President and CFO. This contract was terminated during the year ending April 30, 1997. The sixth employment agreement is with David C. Moran, President as dated January 7, 1997. This contract appears on Form 8-K filed on March 27, 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of September 10, 1997, by (1) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (2) each of the Company's primary investors and executive officers, and (3) all directors and executives officers as a group. Each named beneficial owner has sole voting and investment power with respect to the shares listed unless otherwise indicated.



 Title of Class         Name and Address Beneficial Owner             Amount        % of Class
                                                                                       (1)
----------------- ---------------------------------------------- ----------------- -------------
Common Stock      Grant C. Record (2)                            6,450,662 shares     23.38%
                  616 Blue Lake Blvd., #139, Twin Falls. ID
                  83301
----------------- ---------------------------------------------- ----------------- -------------
Common Stock      Donald C. Bazemore (2)                           239,939 shares     0.87%
                  401 2nd Ave. So., Seattle, WA 98104
----------------- ---------------------------------------------- ----------------- -------------
Common Stock      David C. Moran (3)                               413,690 shares     1.50%
                  906 Oxford Circuit, Brentwood, TN 37027
----------------- ---------------------------------------------- ----------------- -------------
Common Stock      Way W. Lee (2)                                   281,762 shares     1.02%
                  5210 SE 26th, Portland, OR 97202
----------------- ---------------------------------------------- ----------------- -------------
Common Stock      Grant Todd (2)                                   264,862 shares     0.96%
                  1701 Lake Side Lane, Atlanta, GA 30339
----------------- ---------------------------------------------- ----------------- -------------
Common Stock      James R. Medley (4)                              116,319 shares     0.42%
                  10002 Aurora Ave. No., #3345, Seattle, WA
                  98133
----------------- ---------------------------------------------- ----------------- -------------
Common Stock      Agile Building Technology, Inc.                2,000,000 shares     7.25%
                  30 W. 3rd St., 3rd Floor, Williamsport, PA
                  17701
----------------- ---------------------------------------------- ----------------- -------------
Common Stock      Agile Investment Corporation, Inc.             2,501,096 shares     9.06%
                  30 W. 3rd St., 3rd Floor, Williamsport, PA
                  17701
----------------- ---------------------------------------------- ----------------- -------------
Common Stock      All six executive officers and Directors as    7,767,234 shares     28.15%
                  a group (5), (6)

(1) No special note(s).
(2) The amount beneficially owned includes 50,000 shares of Common Stock issuable upon the exercise of options.
(3) The amount beneficially owned includes 300,000 shares of Common Stock issuable upon the exercise of options.
(4) The amount beneficially owned includes 75,000 shares of Common Stock issuable upon the exercise of options.
(5) The amount beneficially owned includes 575,000 shares of Common Stock issuable upon the exercise
(6) Excluding Mr. Moran, who is no longer an executive officer as of October 1997, the total is 7,353,544 shares or 26.65% of Class.

of options.

In connection with the Company's formation and investment in AIC, the ownership interest in AIC changed per the agreement dated December 4, 1995, depending on the relative financial performance of AIC and WLP. WLP's and AIC's financing performance during the period December 4, 1995, to April 30, 1997, was such that as of April 30, 1997, ownership of AIC was 56% held by WLP, and the 44% balance held by the Company at the close of the reporting period. As a result of the February 28, 1997 Agreement, AIC distributed 4,216,601 shares of LEEP common stock to the Company and the Company released all of its ownership in AIC. The 4,216,601 shares were retired by the Company.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

LICENSE AGREEMENT. On May 21, 1994, the Company and Grant C. Record entered into a Purchase of Royalty Rights and Assignment of Technology Agreement, which, among other things, canceled the Amended License Agreement dated June 10, 1993 as subsequently amended on August 5, 1993, and irrevocably assigned to the Company from Mr. Record, all rights to patent applications, and any reissues, divisions and continuations thereof, as well as any technology, process and/or materials developed by Mr. Record and/or Timothy W. Metz, the Company's former President. This assignment covers the United States only, however, the Company is assigned the right to develop foreign construction projects provided the Company is responsible for the costs of all relevant foreign patent protections for the particular countries involved.

STOCK OPTIONS. In July 1996, Donald C. Bazemore, Chairman of the Board of Directors of the Company, exercised 150,000 non-qualified stock options. Payment was made in the form of an $80,000 8% note payable to the Company. The note is secured by existing shares of the Company's stock held by the optionee. As long as the optionee has sufficient shares of the Company's stock as collateral for the note based on the market price of the stock, no interest will accrue and no amount will be due under the note. The collateral stock and the shares issued against the note are held by the Company. No transfers are permitted until the note is fully paid. The Company also entered into an agreement with Mr. Bazemore to provide architectural and sales services to the Company. In the 1996/1997 fiscal year, the company paid his company, DB Associates, $6,665. Mr. Bazemore also performs architectural services for Agile, a Company affiliate. The "Architectural Services Agreement," described in 5(a) of the notes to Financial Statements, has not yet resulted in any fees paid because neither the company nor its affiliates have sold any panels as required by the Agreement.

ITEM 13.       EXHIBITS, AND REPORTS ON FORM 8-K.

(A) FINANCIAL STATEMENTS AND EXHIBITS

1.  FINANCIAL STATEMENTS:

-   Independent Auditors' Report

-   Balance Sheets as of April 30, 1997 and 1996

- Statements of Operations for years ended April 30, 1997 and 1996, and from December 23, 1991 (inception) through April 30, 1997

- Statement of cash flows for years ended April 30, 1997 and 1996 and from inception

- Statements of Stockholders' Deficit for years ended April 30, 1997 and 1996, and from December 23, 1991 (inception) through April 30, 1997

-   Notes to Financial Statements


2.  EXHIBITS

-   Exhibit 4, Instruments defining rights of holders

- Exhibit 10.1, Agreement between Leading Edge Earth Products, Inc., and Jasari International, Inc., dated June 16, 1997

- Exhibit 10.2, Agreement between Kane International, Ltd. and Leading Edge Earth Products, Inc., dated June 16, 1997

- Exhibit 10.3, Agreement between Soralena Enterprises Limited and Leading Edge Earth Products, Inc., dated June 16, 1997

- Exhibit 10.4, Agreement between Leading Edge Earth Products, Inc., and Harrison Kramer Corporation, dated August 12, 1997

- Exhibit 10.5, Agreement between Leading Edge Earth Products, Inc., and Rothchild Group S.A., dated July 1, 1997

- Exhibit 16.1, Letter from KPMG Peat Marwick to Leading Edge Earth Products, Inc., dated June 27, 1997

- Exhibit 16.2, Letter from KPMG Peat Marwick to Leading Edge Earth Products, Inc., dated August 19, 1997

-   Exhibit 21, Affiliate companies of the registrant

-   Exhibit 27, Financial Data Schedule

-   Exhibit 99, J. Ratkovich note

(B) REPORTS ON FORM 8-K

1. Letter of engagement from Grant C. Record, CEO, Leading Edge Earth Products, Inc., to David Moran, dated January 7, 1997 -- please see Form 8-K filed on March 27, 1997

2. Agreement between Leading-Edge Earth Products, Inc., Grant Record, Agile Building Technology, Inc., WLP Associates, and Agile Investment Corporation, dated February 28, 1997 -- please see Form 8-K filed on March 27, 1997

3. Letter from KPMG Peat Marwick to Securities and Exchange Commission, dated June 27, 1997 -- please see appended to Form 8-K filed on July 14, 1997

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Leading-Edge Earth Products, Inc.:


        I have audited the accompanying balance sheet of Leading-Edge Earth Products, Inc. (a development stage enterprise) as of April 30, 1997, and the related statements of operations, stockholders' deficit, and cash flows for the years ended April 30, 1997 and 1996 and the period from December 23, 1991 (inception) to April 30, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

        I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leading-Edge Earth Products, Inc. (a development stage enterprise) as of April 30, 1997, and the results of its operations and its cash flows for the years ended April 30, 1997 and 1996, and the period from December 23, 1991 (inception) to April 30, 1997 in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that Leading-Edge Earth Products, Inc. (a development stage enterprise) will continue as a going concern. As discussed in note 3 to the financial statements, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                    W. Alan Jorgensen, CPA


November 3, 1997
Seattle, WA

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

                         Condensed Balance Sheet April 30, 1997

                                                             30-Apr-97
----------------------------------------------------------------------
ASSETS
Current assets:
     Cash                                                      $5,897
     Receivables from affiliate, net of adjustment
       of $222,750                                              4,070
     Inventory
     Prepaid expenses and deposits                              6,500
                                                        --------------
                  Total current assets                         16,467

Property, plant and equipment
     Less accumulated depreciation
                                                        --------------
                  Net plant and equipment

Other assets:
     Intangible asset                                          25,822
     Less accumulated amortization                             (1,148)
                                                        --------------
                  Total other assets                           24,674

                                                        --------------
                  Total assets                                $41,141
----------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
     Notes payable                                             74,630
     Accounts payable                                         197,342
     Accrued contract salary                                  334,728
     Accrued royalties and interest payable                    96,661
     Loans from shareholder                                   324,575
                                                        --------------
                  Total current liabilities                 1,027,936

Shareholders' equity (deficit):
     Common stock, no par value                             4,140,333
     Note receivable from shareholders                       (483,784)
     Deficit accumulated during development stage          (4,643,344)
                                                        --------------
                  Total shareholders' deficit                (986,795)

                                                        --------------
                  Total liabilities and shareholders'
                    equity                                    $41,141


                        LEADING-EDGE EARTH PRODUCTS, INC.

Condensed Statements of Cash Flows for Years ended April 30, 1997 and 1996 and period from December 23, 1991 (inception) through April 30, 1997

                                                                                      Period from
                                                                                      Dec. 23, 1991
                                                                  Years ended       (inception)thrgh
                                                           30-Apr-97      30-Apr-96     30-Apr-97
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                             $  (838,139)     $(402,536)   $(4,643,344)
Adjustments to reconcile net loss to cash
flows used in operating activities:
    Noncash compensaton expenses related to
       nonqualified stock options granted                                    41,500      1,199,339
    Depreciation and amortization                              1,148          5,200         15,324
    Write-off of long-term assets                             36,534         31,264        147,089
    Noncash compensation expenses
        related to stock grants                              257,128                       841,876
    Accrued royalty obligation                                37,000                       237,000
    Changes in operating assets and liabilities:
    Receivables                                               64,055        (68,125)        (4,070)
    Inventory                                                  4,778                             0
    Prepaid expenses and deposits                             31,901        (36,028)        (6,500)
    Accounts payable                                         175,944        220,983        591,368
    Accrued salary obligations                               106,975         93,457        349,352
    Accrued interest payable                                  29,243         41,579        261,696
                                                         -----------    -----------    -----------
                            Net cash used                    (93,433)       (72,706)    (1,010,870)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Equipment purchases and disposals                         11,000        (10,343)      (159,064)
    Purchase intangible                                      (25,822)                      (26,822)
    Pmts on notes receivable fm stockholders                                                 6,500
                                                         -----------    -----------    -----------
                            Net cash used in investing       (14,822)       (10,343)      (179,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                     10,000        370,000
    Exercise of stock options                                 25,000         23,541         67,537
    Exercise of Class A warrants                                                             3,300
    Contributed capital                                                                    100,910
    Proceeds from notes payable                               74,630                       272,130
    Proceeds from loans from stockholders                     40,822        202,700        620,155
    Payments on notes payable                                                (4,500)       (13,500)
    Payments on loans from stockholders                      (32,000)      (143,379)      (224,379)
                                                         -----------    -----------    -----------
                            Cash provided by financing       108,452         88,362      1,196,153

                            Net change in cash                   197          5,313          5,897

Cash at beginning of period                              $     5,700    $       387    $         0
                                                         -----------    -----------    -----------
Cash at end of period                                    $     5,897    $     5,700    $     5,897
                                                         ===========    ===========    ===========

                        LEADING-EDGE EARTH PRODUCTS, INC.

Condensed Statements of Cash Flows for Years ended April 30, 1997 and 1996 and
period from December 23, 1991 (inception) through April 30, 1997                           (Continued)
----------------------------------------------------------------------------------------------------------
                                                                                           Period from
                                                                                          Dec. 23, 1991
                                                                  Years ended            (inception)through
                                                            30-Apr-97      30-Apr-96        30-Apr-97
----------------------------------------------------------------------------------------------------------
SUPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Fixed assets acquired under contract                                                          $ 4,976
    Fixed assets acquired with a note payable                                                      13,725
                                                            -----------   ------------   -----------------
                                                                                                   18,701

    Notes receivable in exchange for common stock             $355,000                            607,599
    Offset of notes receivable from stockholder
        with related loans from stockholders                                 $117,315             117,315
    Cancellation of notes payable in exchange
        for common stock                                                      200,000             457,725
    Acounts payable for services for common stock                             238,000             276,240
    Cancellation of accounts payable in return
        of plant and equipment                                                                     22,500
    Common stock issued for payment of accrued
        royalties and interest payable                          29,000         58,011              58,011
    Grant of stock options in payment of accrued salary                                           120,000
    Cancellation of note receivable initially received
        for payment of shares upon exersise of options
    Shares in exchange for note payable                         40,000                             40,000
    Increase in shareholder loan for accounts payable           87,127                             87,127
    Note exchange for option exercise, 500,000 shares issued     3,500

                                                            -----------   ------------   -----------------
                                                              $514,627       $613,326          $1,786,517
                                                            ===========   ============   =================


                        LEADING-EDGE EARTH PRODUCTS, INC.

        Statements of Operations years ended April 30, 1997 and 1996 and period from December 23, 1991 (inception) through April 30, 1997

                                                                                   Period from
                                                                                  Dec. 23, 1991
                                                         Years ended            (inception)through
                                                  30-Apr-97       30-Apr-96        30-Apr-97
-------------------------------------------------------------------------------------------------
INCOME:
     Licence and consulting revenues            $    225,125        $271,875        $497,000
     Interest                                         27,592           8,127          35,719
     Other                                             1,642          14,322          15,964
                                                ------------    ------------    ------------
     Total income                                    254,359         294,324         548,683

RESEARCH AND DEVELOPMENT EXPENSES:
     Salaries                                                         14,642         418,827
     Supplies/shipping                                   301           4,362          91,130
     Professional fees                                26,665          43,387         187,165
     License fees
     Travel                                                                           11,418
     Rent                                                                             37,715
     Legal                                            14,931          18,926          33,857
     Depreciation/amortization                         1,148           2,088           7,412
     Utilities                                           162             625           6,371
     Write-down of assets                             41,312          31,264         141,453
                                                ------------    ------------    ------------
     Total research and development                   84,519         115,294         935,348

GENERAL AND ADMINISTRATIVE EXPENSES:
     Contract salaries and incentives                162,685         143,202       1,352,343
     Rent                                             15,459           9,456          79,321
     Depreciation                                                      3,112           7,912
     Office supplies                                  10,956           6,058          51,505
     Postage and shipping                              6,345           5,124          23,782
     Telephone                                        11,396          14,417         110,044
     Travel and entertainment                         32,968          40,250         175,860
     Relocation                                        3,398           2,321          18,567
     Payroll and payroll expenses                     12,468           3,035          15,503
     Legal and professional                          176,920          76,421         957,821
     Stockholder costs                                10,387           5,514          47,689
     Interest and bank charges                        30,307          51,654         139,901
     Promotion & corp. development                   266,323         195,745         462,068
     Insurance                                                         4,283           7,865
     Other                                             2,617           5,974          19,352
                                                ------------    ------------    ------------
     Total general and administrative                742,229         566,566       3,469,533

Adjustment for unpaid revenues from affiliate        222,750
Royalties and royalty buyout expense                  43,000          15,000         553,000
                                                ------------    ------------    ------------
                                     Net loss   $   (838,139)   $   (402,536)   $ (4,409,198)

Loss per common share                           $      (0.03)   $      (0.02)   $      (0.25)
Weighted average shares outstanding               28,863,150      21,485,377      17,669,546
                                                ============    ============    ============

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                  Years ended April 30, 1997 and 1996 and from
              December 23, 1991 (inception) through April 30, 1997


------------------------------------------------------------------------------------------------------------------------------------

                                                                                              Price             Common stock
                                                                                               per      ----------------------------
                                                                                  Date        Share      Shares               Amount
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1991 (inception)                                                   $   -       11,936,830       $     5,000
Cash contributions and unreimbursed expenditures incurred on behalf of the
     Company                                                                    1/92-4/92                                     37,039
Net loss
                                                                                                        ----------------------------
Balances at April 30, 1992                                                                      -       11,936,830       $    42,039
Cash contributions and unreimbursed expenditures incurred on behalf of the
     Company                                                                    5/92-4/93       -              -              63,871
Common stock issued for payment of note payable                                 4/30/1993     0.348        168,725            58,725
Common stock issued for payment of accrued salary                               4/30/1993     0.116         40,000             4,654
Excess of market price over exercise price on options granted during the year                   -              -             332,710
Net loss                                                                                        -              -                 -
                                                                                                        ----------------------------
Balances at April 30, 1993                                                                      -       12,145,555       $   501,999
Common stock issued for cash                                                    6/22/1993     0.541        665,000           360,000
Common stock issued for payment of services received                            6/22/1993     0.541         99,000            53,594
Common stock issued for payment of a loan from stockholder and related
     accrued interest                                                           7/27/1993     0.606        125,400            76,000
Exercise of stock options                                                       4/30/1994     0.065        100,000             6,500
Excess of market price over exercise price on options granted during the year                   -              -             825,129
Net loss                                                                                        -              -                 -

                                                                                                        ----------------------------
Balances at April 30, 1994, carried forward                                                     -       13,134,955       $ 1,823,222
                                                                                                        ----------------------------

------------------------------------------------------------------------------------------------------------------------------
                                                                                   Notes         Deficit             Total
                                                                                 receivable     accumulated          stock-
                                                                                   from         during the          holders'
                                                                                   stock-       development          equity
                                                                                   holders          stage           (deficit)
------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1991 (inception)                                      $       -         $       -         $     5,000
Cash contributions and unreimbursed expenditures incurred on behalf of the
     Company                                                                           -                                37,039
Net loss                                                                               -             (34,725)          (34,725)
                                                                               -----------------------------------------------
Balances at April 30, 1992                                                     $       -         $   (34,725)      $     7,314
Cash contributions and unreimbursed expenditures incurred on behalf of the
     Company                                                                           -                 -              63,871
Common stock issued for payment of note payable                                        -                 -              58,725
Common stock issued for payment of accrued salary                                      -                 -               4,654
Excess of market price over exercise price on options granted during the year          -                 -             332,710
Net loss                                                                               -            (504,175)         (504,175)
                                                                               -----------------------------------------------
Balances at April 30, 1993                                                     $       -         $  (538,900)      $   (36,901)
Common stock issued for cash                                                           -                 -             360,000
Common stock issued for payment of services received                                   -                 -              53,594
Common stock issued for payment of a loan from stockholder and related
     accrued interest                                                                  -                 -              76,000
Exercise of stock options                                                           (6,500)              -                 -
Excess of market price over exercise price on options granted during the year          -                 -             825,129
Net loss                                                                               -          (1,559,781)       (1,559,781)
                                                                               -----------------------------------------------
Balances at April 30, 1994, carried forward                                    $    (6,500)      $(2,098,681)      $  (281,959)
                                                                               -----------------------------------------------

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

                 STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Price             Common stock
                                                                                               per      ----------------------------
                                                                                  Date        Share      Shares               Amount
------------------------------------------------------------------------------------------------------------------------------------
Balances at April 30, 1994, brought forward                                                  $   -     13,134,955       $ 1,823,222
Common stock issued for payment of professional fees and royalty obligations    5/31/1994      0.499    1,054,863           526,500
Exercise of options for cash                                                    6/30/1994      0.092      207,400            18,996
Cash payment of note receivable from stockholder                                7/31/1994      0              -                 -
Exercise of options for cancellation of note payable                            8/4/1994       0.116      197,680            23,000
Grant of stock options in payment for accrued salary obligations                10/31/1994     0              -             120,000
Exercise of options for notes receivable                                        11/94-2/95     0.132    1,859,172           246,099
Common stock issued for payment of accounts payable                             12/31/1994     0.835       45,796            38,240
Exercise of Class A warrants for cash                                           1/31/1995      2            1,650             3,300
Exercise of Class A warrants for payment of note payable                        1/31/1995      2           50,000           100,000
Net loss                                                                                       0              -                 -
                                                                                                       -----------------------------
Balances at April 30, 1995                                                                       -     16,551,516       $ 2,899,357
Common stock issued for payment of accounts payable                             9/28/1995      0.625       20,800            13,000
Common stock issued for cash                                                    11/6/1995      0.800       12,500            10,000
Common stock issued in exchange for investments in affiliates                   12/4/1995        -     11,884,615               -
Common stock issued for payment of accounts payable                             12/10/1995     0.500      150,000            75,000
Exercise of options for cash                                                    12/27/1995     0.116      202,320            23,541
Common stock issued for payment of accounts payable                             1/12/1996      0.750      100,000            75,000
Offset of notes receivable from stockholders with related loans from
     stockholders                                                                                -            -                 -
Common stock issued for payment of accounts payable                             3/11/1996      0.750      100,000            75,000
Common stock issued for payment of note payable and accrued interest and
     royalties                                                                  4/29/1996      1.032      250,000           258,011
Excess of market price over exercise price on options granted during the year   4/30/1996        -            -              41,500
Net loss                                                                                         -            -                 -
                                                                                                       -----------------------------
Balances at April 30, 1996, carried forward                                                      -     29,271,751      $  3,470,409
                                                                                                       -----------------------------

-------------------------------------------------------------------------------------------------------------------------------
                                                                                    Notes         Deficit             Total
                                                                                  receivable     accumulated          stock-
                                                                                    from         during the          holders'
                                                                                    stock-       development          equity
                                                                                   holders          stage           (deficit)
-------------------------------------------------------------------------------------------------------------------------------
Balances at April 30, 1994, brought forward                                    $    (6,500)      $ (2,098,681)     $  (281,959)
Common stock issued for payment of professional fees and royalty obligations           -                 -             526,500
Exercise of options for cash                                                           -                 -              18,996
Cash payment of note receivable from stockholder                                     6,500               -               6,500
Exercise of options for cancellation of note payable                                   -                 -              23,000
Grant of stock options in payment for accrued salary obligations                       -                 -             120,000
Exercise of options for notes receivable                                          (246,099)              -                 -
Common stock issued for payment of accounts payable                                    -                 -              38,240
Exercise of Class A warrants for cash                                                  -                 -               3,300
Exercise of Class A warrants for payment of note payable                               -                 -             100,000
Net loss                                                                               -          (1,303,988)       (1,303,988)
                                                                               ------------------------------------------------
Balances at April 30, 1995                                                     $  (246,099)      $(3,402,669)      $  (749,411)

Common stock issued for payment of accounts payable                                    -                 -              13,000
Common stock issued for cash                                                           -                 -              10,000
Common stock issued in exchange for investments in affiliates                          -                 -                 -
Common stock issued for payment of accounts payable                                    -                 -              75,000
Exercise of options for cash                                                           -                 -              23,541
Common stock issued for payment of accounts payable                                    -                 -              75,000
Offset of notes receivable from stockholders with related loans from                                                       -
     stockholders                                                                  117,315               -             117,315
Common stock issued for payment of accounts payable                                    -                 -              75,000
Common stock issued for payment of note payable and accrued interest and                                                   -
     royalties                                                                         -                 -             258,011
Excess of market price over exercise price on options granted during the year          -                 -              41,500
Net loss                                                                               -            (402,536)         (402,536)
                                                                               -----------------------------
Balances at April 30, 1996, carried forward                                    $  (128,784)      $(3,805,205)      $  (463,580)
                                                                               ------------------------------------------------

                                     Page 2

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

                 STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)


------------------------------------------------------------------------------------------------------------------------------------



                                                                                              Price        Common stock
                                                                                               per      ----------------------------
                                                                                  Date        Share      Shares               Amount
------------------------------------------------------------------------------------------------------------------------------------
Balances at April 30, 1996, brought forward                                                  -          29,271,751       $ 3,470,409

Common stock issued for payment of accrued salaries                            6/15/1996      0.690         21,200            14,624
Common stock issued for payment of services                                    7/10/1996      1.000         75,000            75,000
Exercise of options for note receivable                                        7/20/1996      0.533        150,000            80,000
Removal of stop stock transfer for cash                                        8/10/1996         -             -               3,500
Common stock issued for note receivable                                        8/15/1996      1.000        275,000           275,000
Common stock issued for payment of note payable and accrued interest           8/22/1996      0.690        100,000            69,000
Exercise of options for cash                                                   10/3/1996      0.500         50,000            25,000
Common stock issued for payment of services                                    12/10/1996     1.000         75,000            75,000
Common stock issued for payment of services                                    3/10/1997      0.704         75,000            52,800
Common stock exchanged for stock of discontinued subsidiary                    3/25/1997         -      (4,216,601)              -
Net loss                                                                                         -             -                 -
                                                                                                        ----------------------------
Balances at April 30, 1997                                                                       -      25,876,350       $ 4,140,333
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------

                                                                                    Notes         Deficit            Total
                                                                                  receivable    accumulated          stock-
                                                                                     from        during the         holders'
                                                                                    stock-      development          equity
                                                                                   holders         stage           (deficit)
------------------------------------------------------------------------------------------------------------------------------
Balances at April 30, 1996, brought forward                                    $  (128,784)      $(3,805,205)      $(463,580)

Common stock issued for payment of accrued salaries                                    -                 -            14,624
Common stock issued for payment of services                                            -                 -            75,000
Exercise of options for note receivable                                            (80,000)              -               -
Removal of stop stock transfer for cash                                                -                 -             3,500
Common stock issued for note receivable                                           (275,000)              -               -
Common stock issued for payment of note payable and accrued interest                   -                 -            69,000
Exercise of options for cash                                                           -                 -            25,000
Common stock issued for payment of services                                            -                 -            75,000
Common stock issued for payment of services                                            -                 -            52,800
Common stock exchanged for stock of discontinued subsidiary                            -                 -               -
Net loss                                                                               -            (838,139)       (838,139)
                                                                               ----------------------------------------------
Balances at April 30, 1997                                                     $  (483,784)      $(4,643,344)      $(986,795)
-----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                        LEADING-EDGE EARTH PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 APRIL 30, 1997


(1)  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

        (a)    ORGANIZATION AND POOLING INTERESTS

               Leading-Edge Earth Products, Inc. believes its products have applications for single-family, multifamily residential, and low rise commercial construction. As of April 30, 1997, the Company is considered to be in a transition from the development stage to the production stage through its affiliates and thus the Company has not generated significant revenues from its research and development efforts and operations have been financed primarily through the issuance of equity securities, outside loans, and loans from shareholders. The Company received its first license fee revenue in 1995.

               The Company is the result of a merger on December 29, 1992 of Leading-Edge Earth Products, Inc., a Washington corporation incorporated on December 23, 1991 (old LEEP), and Crystal Asset Management, Inc. (CAM), an inactive public company incorporated in 1968 in the state of Oregon.

               This merger has been accounted for as a pooling of interests. Accordingly, the assets, Liabilities, equity and operations of both entities have been combined for all periods prior to the merger.

               December 23, 1991 is shown as the inception date of the Company inasmuch as that is the date old LEEP was incorporated and activities relating to the Company's business began.

        (b)    PROPERTY AND EQUIPMENT

               All remaining property and equipment has been written down to zero or sold as the Company expects all production to be carried out by affiliate.

               On August 29, 1996, the Company assumed an agreement entered into by Grant Record on March 30, 1996. In this agreement, the inventor disclosed certain proprietary information for the use of Magnesium Oxide Technology (MgO) and the Company received an exclusive and assignable right to the licensed technology, including enhancements made by the licensee. The MgO technology is used to control odors produced in the manufacturing process of its principal product. The Company obtained the right to use the technology by paying $25,822 which it financed with a stockholder loan. The Company shows this purchase as an intangible asset. Amortization has been taken on this asset from the date acquired by the Company using the straight-line method over 15 years. The continued right to use the product depends on the Company's payment of $25,000 per year minimum royalty to the inventor. The Company's criteria for developing and/or holding slurry technology is that MgO slurry or equivalent be low cost, fire proof, water proof, and easy to apply.

        (c)    INCOME TAXES

               Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Losses prior to 1995 will be capitalized. From 1995 on, the year in which the Company received its first license revenue, most losses should be carried forward. Valuation allowances are established when necessary to reduce tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in net deferred tax assets and liabilities.

        (d)    NET LOSS PER COMMON SHARE

               Net Loss per common share is computed based on weighted average number of common shares and common share equivalents outstanding. When dilutive, stock options are included as common share equivalents using the treasury stock method.

               There was no difference between primary and fully diluted earnings per share for all periods presented.

               Shares outstanding for the loss calculations are net of 4,216,601 shares which were retired during the last quarter of the reporting period.

        (e)    INVENTORY

               Inventory, consisting principally of raw materials used in producing test samples and to be used in full-scale production, has been written down to zero as the Company expects all production to be carried out by affiliates.


        (f)    STOCK-BASED COMPENSATION

               In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123) which addresses the accounting for stock-based compensation arrangements. SFAS 123 permits a company to choose either a new fair-value-based method or the current APB Opinion 25 intrinsic-value-based method of accounting for stock-option-based compensation arrangements.

               Options to purchase 100,000 shares of restricted rule 144 stock issued during the year were canceled before year end at no cost to the Company and are not valued. Options to purchase 400,000 shares of restricted rule 144 stock were valued at $147,597. The Black and Scholes method for valuing stock options was used with the following assumptions:

                      Grant date January 7, 1997 Options to purchase 300,000 shares Stock price at date of issue 0.97 Exercise price
                      0.75 Expected life is the full term of 3 years Volatility has been measured to be 37.8%
                      There are no dividends included in the calculations
                      Risk free interest rate used is 5.5%

                      Grant date April 23, 1997 Options to purchase 100,000 shares Stock price at date of issue 0.53 Exercise price
                      0.50 Expected life is the full term of 5 years Volatility has been measured to be 37.8%
                      There are no dividends included in the calculations
                      Risk free interest rate used is 6.0%

        For the year ended April 30, 1996 options to purchase 200,000 shares of restricted rule 144 stock issued in June, 1995 expired without being exercised at no cost to the Company and are not valued. $41,500 was recognized as an expense during 1996 based on the intrinsic value of options granted during that year.

        The pro forma effect of valuing the options for financial reporting purposes would be to increase the net loss for fiscal 1997 by $147,597 to $985,736. The effect on loss per share would be negligible for 1997. The Company has adopted SFAS 123 for the year ending April 30, 1997.

(2)     USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)     GOING CONCERN

        The Company's ability to continue as a going concern is dependent upon its success in transforming its building panel technology into a profitable operation. On December 4, 1995 the Company entered into an agreement with WLP Associates, Ltd. (WLP) of Williamsport, PA, to form Agile Building Technology, Inc.(Agile). That agreement has been canceled and a new agreement between the parties was finalized on March 15, 1997. Management believes this agreement will provide the necessary resources to transform its technology into a commercially viable product.

        Under the terms of the new Agreement, 2,000,000 shares of its common stock will remain the property of Agile Building Technology and the Company will retain its 35% ownership interest in Agile. LEEP received $98,000 cash during the reporting period. The Company has the right to receive an additional $226,820 in cash which has yet to be received by the Company. The Company will be permitted to develop joint venture arrangements with other interested parties and use its own or Agile's technologies.

        The successful funding and development of affiliates as profitable manufacturing entities is important to the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company will be able to continue in existence as a going concern. These statements do not include any adjustments that might result from the outcome of this uncertainty.

(4)     INVESTMENTS IN AFFILIATE

        The Company has a 35% interest in Agile with the remaining 65% interest held by WLP. This investment is accounted for using the equity method. Any asset or equity distributions from Agile will be made in accordance with the respective ownership interests. Agile is established to manufacture building panels using technology developed jointly and/or independently by the Company and/or Agile and is just now starting production. Agile's primary assets are its investment in the Company's common stock, an operating production line at the Winter Panel Corporation facility in Brattleboro, Vermont, research and pilot production facilities in leased property located in Williamsport, Pennsylvania, and its license right to use certain technology developed by the Company, and technology and products jointly developed during the period from December 4, 1995 to date. The Company has recorded no value related to this investment due to the indeterminable values related to the Company's common stock and technology given or the common stock of Agile received in the investment transaction. Agile has incurred operating losses since its inception in December 1995 through the period ended April 30, 1997.

        The Company has not recognized its proportionate share of Agile's net losses as the Company has no obligation to fund any such losses and carries its investment in Agile at zero.

        As part of the cancellation of the December 4, 1995 agreement as discussed in note 3, a total of 4,216,601 shares of common stock have been released from escrow and subsequently retired.

(5)     RELATED PARTY TRANSACTIONS


        (a)  ARCHITECTURAL SERVICES AGREEMENT

               The Company has entered into an agreement with the owner of DB Associates, a stockholder and member of the Board of Directors, to provide architectural and sales services. In addition to normal hourly rates for architectural services, DB Associates shall be paid for sales and marketing efforts at the rate of $1.00 per panel for each panel sold to persons or companies for which DB Associates performs architectural work.

               DB Associates will alternatively receive $.25 per panel for providing architectural review for compliance with the Company's standards on projects with which DB Associates is not directly involved as architect.

        (b)    CONSULTING AGREEMENTS

               For the year ending April 30, 1997, the Company recognized approximately $152,000 in consulting revenues from Agile for services performed by an officer and stockholder of the Company.

               In June 1996 the Company entered a consulting agreement with an officer of the Company for which consultant was compensated $5,000 per month for July, August, and September. Beginning in October consultants compensation became $10,416.67 per month. The consulting agreement was canceled in February of 1997.

               In January of 1997 the Company entered a consulting agreement with an officer of the Company for which the consultant is compensated $10,417 per month and was granted options to purchase 300,000 shares of company stock at $0.75 per share

               In January, 1996 the company entered a consulting agreement with a vendor and stockholder to provide certain corporate development activities including broker meetings, a publishing and mailing program, broker and shareholder relations, and other corporate consulting in the area of financial relations and strategic planning. This vendor received 225,000 shares of Company stock for services rendered during the year ended April 30, 1997.

        (c)    STOCK PURCHASE AGREEMENT WITH LEEP STRUCTURES, INC.

               On June 22, 1993, the Company entered into a stock purchase agreement with LEEP Structures, Inc. (LSI) of Michigan. Under the terms of this agreement LSI purchased 665,000 shares for the Company's common stock for $360,000. Additionally, LSI was granted an option to purchase up to 200,000 additional shares of the Company's common stock at $2.00 per share for a period of three years subject to the achievement of certain levels of sales by LSI. This option expired in June 1996.

               The agreement grants to LSI the right of first refusal to act as the Company's exclusive manufacturer's representative to market the Company's products in seven mid-western states. LSI also had the right of first refusal to participate with the Company in building a manufacturing facility in these states. The rights have expired and/or have been re-negotiated by WLP and Agile.

(6)  PREFERRED AND COMMON STOCK

        The Articles of Incorporation authorized issuance of up to 100,000,000 shares of common stock and up to 10,000,000 shares of preferred stock. No preferred shares have been issued. The Board of Directors has the authority, without further stockholder action, to determine the preferences, limitations, and relative rights of the preferred stock, subject to the requirements on the Oregon Business Corporation Act.

        On March 4, 1994 the Company registered for sale with the Securities and Exchange Commission 6,000,000 shares of common stock to be issued upon exercise of outstanding warrants and 995,00 shares are subject to registration rights agreements which restrict the number of shares that a stockholder can sell into the market during any three-month period for a period of three years.

        On August 6, 1995 the Company's Board of Directors voted to withdraw the remaining unsold 6.943,500 shares of common stock registered for sale with the SEC on March 4, 1994.

        Of the Company's common stock outstanding at April 30, 1997, only the 1,193,683 shares originally held by the stockholders of CAM and the 995,000 shares registered on March 4, 1994 and subsequently sold, and those shares issued after December 29, 1992 where the holding restrictions had been satisfied are freely tradable, subject to aforementioned volume limitations. The shares issued pursuant to the agreement of merger dated December 29, 1992 and any shares issued subsequent thereto, are "restricted securities" under the Securities Act of 1933 and, therefor, are subject to limitations on transferability.

        All warrants to purchase shares of common stock have been called or have expired.

        21,200 shares of stock was issued to an officer for services, 150,000 shares were issued to a member of the Board in exchange for a fully secured note receivable, 225,000 shares were issued to a vendor for services rendered, 100,000 shares were issued to a stockholder in exchange for a note payable and accrued interest.

(7)     STOCK OPTIONS AND NOTES RECEIVABLE FROM STOCKHOLDERS

        (a)    STOCK OPTIONS

               The board of Directors has issued non-qualified stock options to certain directors, employees, investors and consultants. All outstanding options are exercisable as of April 30, 1997. The options are for restricted shares under Rule 144 of the SEC.

                                                          PRICE PER
                                              SHARES        SHARE
                                           -----------------------
               Balance at April 30, 1992           --    $      --
               Granted                      2,416,660    .07 - .50

               Balance at April 30, 1993    2,416,660    .07 - .50
               Granted                      1,071,786    .41 -2.00
               Exercised                     (100,000)         .07

               Balance at April 30, 1994    3,388,446    .07 -2.00
               Granted                        520,000    .13 - .50
               Exercised                   (2,264,252)   .07 - .50
               Expired                        (80,960)   .50 - .59

               Balance at April 30, 1995    1,563,234    .07 -2.00
               Granted                        225,000    .50 - .70
               Exercised                     (202,320)         .12
               Expired                       (405,311)   .43 -2.00

               Balance at April 30, 1996    1,180,603    .07 -2.00
               Granted                        500,000    .50 -1.00
               Exercised                      (50,000)         .50
               Expired                       (603,298)   .07 -2.00

               Balance at April 30, 1997    1,027,305    .41 -2.00

        (b)    NOTES RECEIVABLE FROM STOCKHOLDERS

               In November 1994 and January 1995, the Company issued a total of 784,569 shares of unregistered common stock to a foreign, off-shore corporation upon exercise of stock options that the foreign corporation had purchased from an officer and director of the Company. Payment upon exercise of the options was made in the form of demand notes payable to the Company in the amount of $128,784, payable between November 30, 1995 and January 6, 1996, with interest accruing at 8%. The officer responsible for the original transfer of the 784,659 shares left the Company during the fiscal year ended April 30, 1996. The note has expired and the Company's shares are not legally transferable. In February 1995, the Company issued 1,074,603 shares of unregistered common stock to another foreign off-shore corporation upon exercise of stock options that the foreign corporation had purchased from an officer and director of the Company. Payment upon exercise of the options was made in the form of a $117,315 note bearing interest at 8% per annum. This note was paid during the fiscal year ended April 30, 1996 by offsetting amounts owed by the Company to the selling optionee (director/officer) and the foreign company. During fiscal year 1994, options to purchase 100,000 shares were exercised by an officer and director of the Company at an exercise rate of $.065 per share. The aggregate purchase price of $6,500 was paid by a note receivable due one year after issuance bearing interest at a rate of 6%, such note was paid in full during fiscal year 1995. In August, 1996 a stockholder provided funding to Agile in exchange for LEEP stock for which the Company received a note receivable for $275,000 with interest at 15%., An officer of the Company exercised options to purchase 150,000 shares of stock using a full recourse note for $80,000 with collateral in the form of Company stock. The collateral stock and the shares issued against the note are held by the Company. No transfers are permitted until the note is fully paid.

               The outstanding balance of these receivables at April 30, 1997 is shown on the balance sheet as a reduction in equity.


(8)      NOTES PAYABLE AND LOANS FROM STOCKHOLDERS

        (a)    NOTES PAYABLE

               The Company owed $74,630 and $40,000 in unsecured, demand notes payable at April 30, 1997 and 1996, respectively, whereby interest accrues at .75% per month.

        (b)    LOANS FROM STOCKHOLDERS

               At April 30, 1997 and 1996, the Company owed $324,575 and $177,798, respectively, in unsecured, demand notes payable to stockholders with interest accruing at 8% or 10% per annum.

(9)     INCOME TAXES

        Deferred tax assets primarily consist of capitalized start up expenses and net operating loss carry forwards. There are no significant deferred tax liabilities. A valuation allowance has been established to reduce the deferred tax assets to zero as a result of the development stage of the Company and its recurring losses. Differences between the cumulative net loss for financial reporting purposes and that available for income tax purposes arise primarily as a result of nondeductible expenditures paid by the issuance of options for securities and capitalized start up expenses.

        Net operating loss carry forwards for federal income tax purposes which are available to offset future taxable income, if any, expire as follows:


                             2007                         $    3,000
                             2008                             15,000
                             2009                              7,000
                             2010                             31,000
                             2011                          1,091,000
                             2012                          1,627,000

(10)    FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company's financial instruments include cash, receivables, accounts payable, notes payable and loans from stockholders. Except for notes receivable from stockholders and loans from stockholders, the Company believes that the fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing market rates.


(11)    INVESTMENT SERVICES AGREEMENT

        On June 13, 1994, the Company entered into a consulting agreement with an investment company. The Company agreed to pay the investment company a consulting fee of 5% of all moneys raised on the Company's behalf. As part of the agreement, the Company also issued 500,000 of restricted common shares to the owners of the investment company upon signing of the agreement. Pursuant to the agreement, an additional 500,000 restricted common shares were to be issued after the sale of 800,000 shares of Company stock. This agreement expired in December 1994 and the Company has requested return of the original 500,000 shares due to nonperformance by the investment company.

(12)    COMMITMENTS AND CONTINGENCIES

        On March 30, 1996, the Company entered into a licensing agreement with Polymag Products Research Company and Leonard Moon under which the Company received the right to use proprietary magnesiumoxide technology. The agreement required the payment of $25,000 in cash, a minimum annual royalty of $25,000 and a consulting fee of $2,000 per month for twelve months. The minimum annual royalty fee has been prorated at $18,750 for the first year. The consulting fee was paid in full and initial royalties were paid but subsequent royalties are not being paid while the Company investigates other solutions which are compatible with the Companies latest panel technology.

        On July 27, 1995, the Company filed a complaint for Declaratory Judgment and Injunction with the Superior Court of Washington in Seattle, Washington, enjoining a former officer of the Company, Tim Metz (Mr.
        Metz), not to use any patented or trade secret information covered by his employment agreement. At the same time, suit was brought against Mr. Metz in conjunction with severance details as it relates to his employment contract and method of compensation. Mr. Metz filed suit in the same time frame claiming certain rights to technology and damages in excess of $395,000. Although the suit has been pending for over a year, no discovery has taken place. Based on the Company's knowledge of Mr. Metz's claims, the Company is of the opinion that it has meritorious defenses and intends to defend vigorously against the claims brought by Mr. Metz.

        On August 6, 1995, the Company entered into a Memorandum of Basic Understanding (MOBU) with Advanced Technology Builders, Inc. (ATB) of Bainbridge Island, Washington, under which ATB will become a long-term, price protected customer for the Company's building panels. According to the MOBU, ATB will order sufficient panels to construct fifteen residential townhouse units on Bainbridge Island. This order relationship has been transferred to Agile.

(13)    FOURTH QUARTER ADJUSTMENTS

        As a result of the agreement completed in March of 1997 with Agile and WLP the Company does not expect to collect license and consulting revenues and interest due from Agile until Agile is in production and is in a position to make payments on its payables to the Company. Consequently the Company has established a reserve for receivables from Agile by $222,750

(14)    SUBSEQUENT EVENTS

        In May, 1997 the Company signed a contingent earnest-money agreement and placed $15,000 in trust on the purchase of property to be used by a yet to be formed subsidiary in Twin Falls Idaho. Management has decided to withdraw its offer to purchase and is arranging to recover the earnest-money deposit and apply it to another property in Idaho.

        In June of 1997 the Company made a down payment to purchase metal to be used by the yet to be formed affiliate in Twin Falls Idaho.

        In May, 1997 the Company issued 62,500 shares to a vendor to reduce accounts payable to the vendor and 75,000 shares to a vendor for services rendered. In June, 1997 the Company issued 37,272 shares to a stockholder in exchange for a note payable, 81,977 shares to a vendor in exchange for accounts payable due, 113,690 shares to an officer for accrued contract salary due, 28,819 to an officer for accounts payable due, and 114,133 to a board member for cash. In August, the Company issued 316,800 shares of stock in payment on its credit line established with a credit facility in June. In October 1997 the Company agreed to issue 424,000 shares of rule 144 stock in exchange for stockholder debt.

        In September, 1997 the Company granted options to purchase 250,000 shares of rule 144 stock at $0.375 to its directors.

        In June, 1997 the Company obtained a line of credit which allows borrowing up to $550,000, depending on the market price of the Company's stock, to be paid back monthly with Company stock or cash. In August the Company drew down $137,500 on this agreement which has since been paid back with stock. See Exhibit (3)10.5.

        The Company entered into an agreement with consultant to introduce the Company to foreign opportunities and obtain executed confidentiality agreements in a form satisfactory to the Company for such opportunities. Consultant received 400,000 regulation "S" shares of Company common stock. Additional fees may be earned by Consultant and must be paid from transaction proceeds approved by the Company. Consultant will also receive, at equivalent fair market value for services rendered, shares of common stock to be exchanged during the first period at $.40/share, and for such valuation as may be mutually agreed for services in addition to those agreed. This agreement provides that 400,000 shares be issued to consultant under Reg."S" U.S. security provisions.

        The Company entered into an agreement with a consultant to advise on and assist (1) establishment of international joint ventures, strategic alliances and merger/acquisition possibilities, (2) development and operation of the Company's products abroad, and (3) establishment of one or more international business relationships with similar companies engaged in the same field as the Company. Consultants received 400,000 Regulation "S" shares of Company common stock. Additional fees may be earned by Consultant and must be paid from transaction proceeds approved by the Company. Consultant will also receive, at equivalent fair market value for services rendered, shares of common stock to be exchanged during the first period at $.40/share, and for such valuation as may be mutually agreed for services in addition to those agreed. This agreement provides that 400,000 shares be issued to consultant under Reg."S" U.S. security provisions.


        The Company entered into an agreement with a consultant to provide marketing, international consulting and general corporate guidance. Consultant received 400,000 Regulation "S" shares of Company common stock. Additional fees may be earned by Consultant and must be paid from transaction proceeds approved by the Company. Consultant will also receive, at equivalent fair market value for services rendered, shares of common stock to be exchanged during the initial period at $.40/share, and for such valuation as may be mutually agreed for services in addition to those agreed. This agreement provides that 400,000 shares be issued to consultant under Reg."S" U.S. security provisions.

        In October 1997 the consulting agreement starting in January, 1997 described in (5)(b) above was canceled when the company's president transferred to Agile Group, Inc.

                                   SIGNATURES

In accordance with Section 13 or 15(d) or 15(d) of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned or, their in duly authorized representatives, and in the capacities, and on the date indicated.

                        LEADING-EDGE EARTH PRODUCTS, INC.



                   By: Grant C. Record, its CEO and Secretary

                              Date October 20, 1997

Signature                    Title                               Date
---------                    -----                               ----
Grant C. Record              Secretary and Director              10/23/97


Donald a. Bazemore           Chairman of the Board               10/20/97
                             of Directors


James R. Medley              Treasurer and Director              10/27/97


Way W. Lee                   Director                            10/20/97


Grant Todd                   Director                            ________
