Form 10QSB
period 1997-07-31
LEADING EDGE EARTH PRODUCTS INC
filed 1998-01-21
CIK 911212

                                   FORM 10-QSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended      July 31, 1997

       ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
            For the transition period from___________ to ____________
                        Commission file number 93-67656-S

                        LEADING-EDGE EARTH PRODUCTS, INC
           (Name of small business issuer as specified in its charter)

            Oregon                                      93-1002429
(State of incorporation or organization)          (I.R.S. Employer ID No.)

         319 Nicherson St.  #186,   Seattle, WA             98109
        (Address of principal executive offices)          (Zip Code)

                                  800-788-3599
                            Issuer's telephone number

         --------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                                  Yes  X          No
                                                     -------        ---------

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes....... No.......

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,272,014 as of January 13, 1998

    Transitional Small Business Disclosure Format (check one):

Yes...........  No......X....

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

PART I

ITEM 1.   FINANCIAL STATEMENTS

Interim Financial Statements for the periods ending July 31, 1997 and 1996, are attached hereto.

ITEM 2.   PLAN OF OPERATION

The operations of Leading-Edge Earth Products, Inc. (the "Company"), since inception have been focused on research and development (R&D). R&D activities were done by the Company from 1992 to 1996. R&D was done and paid for by Agile Building Technologies, Inc. ("Agile"), from January 1996 through October 1996. The Company resumed direct R&D activities in November 1996. Between November 1996 and the present, a viable structural panel product has been developed by the Company in concert with its affiliates. This product is known as "LEEP STRUCTURAL CORE." Significant purchase of equipment and manufacturing facilities by the Company's affiliates, is expected during fiscal 1997/1998, as well as expansion of personnel.

The strategy of Management during fiscal 1997/1998 is to develop the LEEP STRUCTURAL CORE product manufacturing capability and marketing through affiliate companies. Manufacturing and marketing of LEEP STRUCTURAL CORE will be performed in tandem with the Company's affiliate company, Agile, who is developing the markets for its insulated wallboard product known as "IN-SULATE", and its External Insulated Sheathing System product known as "EX-SULATE". All three product lines are compatible and complementary and use the same basic polyisocyanurate expanding foam lamination ("Polyiso") technology. The Company believes that, over time, both Agile and the Company's future affiliates will be materially more cost effective by locating manufacturing plants in the same locations to be able to share Polyiso chemical unloading and storage facilities. Polyiso chemical order volume, shipping costs, intermediate rail tank storage and in-plant isolated temperature controlled storage, are major cost and logistic considerations with respect to efficient, economical laminated Polyiso product manufacturing. Locating Polyiso depots between future Agile IN-SULATE/EX-SULATE and LEEP STRUCTURAL CORE plants lends these operational pairings substantial advantage over future would-be competition. No specific plan has been implemented, as of this report, to undertake to build such a "side-by-side" operation.

With respect to Agile, considering Agile's bank facilities, equity investments and long-term notes, more than $3,000,000 has been invested in Agile's products and operations since Agile's inception in December 1995. This investment has produced a group of new, well-timed products, including Agile's EX-SULATE and IN-SULATE. EX-SULATE is an Exterior Insulated Sheathing System Product which takes the place of multiple-step application external finishing systems such as "Dryvet" (a 3-to-7-step, labor intensive competitive product). IN-SULATE is an insulated wall board product for finishing the interior of buildings, while providing significant thermal and sound insulation at the same time. Agile purchased an operating production line at the Winter Panel Corporation facility in Brattleboro, Vermont. Agile privately placed various equities since November 1996, to fund development of its new products, markets, and sales programs, and to modify the production line in Vermont to manufacture Agile's products. Based on the outlook for Agile product order demand, Agile ordered, and paid cash in advance (during November 1997), an additional Laminator which is twice as long as, and offers approximately twice the production capacity of, the machine in Brattleboro.

The Agile products are fully developed and in pilot production. As such, Agile is ready to upscale or participate in upscaling production quantities to pace their current visible market demands. Management and Agile estimate $20,000,000 first-year revenues of Agile products. David Moran, the Company's former President (see below), had been assisting Agile and the HKC investors (see
Exhibit 10.4, Agreement between Leading Edge Earth Products, Inc., and Harrison Kramer Corporation, dated August 12, 1997, attached to 10-K Report, filed November 5, 1997), in Pennsylvania and Vermont to achieve the next level of planning and product manufacturing efficiency at Agile. As of an October 28, 1997, Agreement between Agile and the new investors, Mr. Moran resigned as President of the Company and became the CEO of Agile Group Inc. ("AGI"). Mr. Grant Record, founder and CEO of the Company assumed Mr. Moran's duties until a new president can be identified. The Company believes that Mr. Moran's talents can be more fully utilized in the Joint Venture affiliate at this time because of the higher current demand for production efficiency at Agile. The Company will not require high-volume production efficiency before summer 1998.

The Company plans to form a new affiliate company in Twin Falls, Idaho. The Twin Falls area offers substantial transportation, work force, logistic and economic reasons to encourage an aggressive outlook to manufacturing in the Twin Falls area. The Company does not believe there is any need to expedite building a manufacturing plant during the winter months as personnel and facilities are available to manufacture the LEEP panels in Pennsylvania and ship them to Idaho for developing the initial western markets between now and spring 1998, when plant construction can begin in the Twin Falls area. Grant Record, CEO of the Company, took up residence in Twin Falls in order to administer the planning for building facilities. Options to purchase or lease turnkey manufacturing facilities will be made available to Agile for one of the two new buildings now in planning for the Twin Falls area. Mr. Record, in concert with one of the Company's joint venture candidates, L/A Investors, Inc., is presently reviewing various manufacturing plant sites in the region of LEEP's interest. One 80 acre site has been purchased by L/A Investors with a view to constructing an environmentally friendly industrial campus wherein LEEP will be the principal builder. As of this report, two additional locations in the region are being considered. LEEP and Agile will be treated as "favored" customers, respectively, for the approximately 15 acres each would require to accommodate the planned 200,000 sq.ft. rail-side manufacturing buildings.

The Company's proposed new affiliate company (NEWCO) and the Company's affiliate company, Agile, use the same basic technology, chemicals and equipment to produce their respective products. Pilot Product will be produced at a rate in Pennsylvania to support construction of two medium-sized commercial buildings per week or one medium-sized refrigerated warehouse per day, for each group of five (5) manual containment presses. By mid calendar 1998 Management believes that the Company's affiliate companies will have production capacity to support $90,000,000 in annual sales.

NEWCO will produce foam filled metal structural panels using manual presses in or near Agile's Pennsylvania facility during the winter months of 1998. In the summer of 1998, NEWCO expects to be positioned to produce the LEEP STRUCTURAL CORE product on a new 100-foot Laminator System in Idaho that will be capable of producing upwards of 48,000 square feet of LEEP STRUCTURAL CORE per ten-hour shift. In the interim it will use Shuttle Containment (manual) Presses which are currently in the final stage of fabrication in Pennsylvania. 2.3 metric tons (51,000 pounds) of custom sheet metal has been purchased by the Company and shipped from Korea to Pennsylvania to support first quarter 1998 manufacturing of LEEP STRUCTURAL CORE. Negotiations are under way to transfer this steel inventory to the joint-venture company (NEWCO), to support NEWCO's operations, as part of the joint-venture negotiation. No broader manufacturing rights than regional rights within the United States are under consideration for joint venture at this time.

Agile purchased a used 100-foot long Polyiso Laminator during the last quarter of calendar 1997. Additional Laminators will be ordered as required. Phase One production capacity in Pennsylvania is expected to allow Agile to produce foam insulation backed interior and exterior sheeting products sufficient to meet projected market demand of sales beyond the $30,000,000 level.

LEEP announced on December 11, 1997, that its affiliate, Agile Building Technology, Inc., completed installation of its proprietary EX-SULATE exterior panels on three new drug stores for the Rite Aid Corporation. These stores are part of Rite Aid's major national building program.


LIQUIDITY AND CAPITAL RESOURCES. Due to cash flow constraints at Agile, while a newly created manufacturing joint venture is being implemented, the Company has agreed with Agile that payments on moneys owed to LEEP by Agile will be delayed until cash flow permits. Since there is no date certain for the Company to receive payments on the receivable from Agile, the Company has provided for a reserve of $233,062 as shown in the financial statements to cover the license revenue and accrued interest due from Agile.

Investors have contracted to invest $6,000,000 in Agile--to support manufacturing upgrades on present equipment and additional manufacturing capacities to enable Agile to exceed $30,000,000 in sales revenues over the next 24 months. The same investors (HKC; see below) have expressed interest in negotiating to fund a proposed new affiliate company to build the plant facilities necessary to begin manufacturing LEEP STRUCTURAL CORE product in Idaho. This investor interest is presently being compared with other opportunities for joint venturing in Idaho.

The Company entered into an August 12, 1997 Amended Agreement with Harrison Kramer Corporation ("HKC"), or assigns, on August 15, 1997. The Agreement specified that HKC had until November 1997 to consummate a $5,000,000 financing for the Company. Alternately, a $6,000,000 financing was consummated under a separate agreement, for Company affiliate, Agile. HKC investors signed a binding agreement with Agile on October 28, 1997, to form Agile Group, Inc. (AGI) and Agile Building Structures, Inc. (ABS), and to invest $500,000 per month in ABS beginning November 31, 1997 and each month thereafter for eleven consecutive months and to invest up to $400,000 prior to November 31, 1997. Both initial increments ($400,000 and $500,000) were completed. According to the terms of the October 28, 1997 Agreement, Agile will hold 49% of ABS, and AGI will hold 51%. Should AGI default on any monthly payment, Agile has the right to control of ABS. AGI has the right of first refusal to finance additional joint venture operations on a 51%/49% basis and to provide all of the funding for such operations. Should AGI not exercise the right, Agile has the right to otherwise finance and control such future operations.

The Company obtained a revolving credit facility from Rothchild SA, Nassau, Bahamas. The credit facility presently provides for monthly draws of $137,500 which can be paid down subsequently in stock with a 1.08 repayment multiple if repaid in stock at the then current market price for stock. The advances can be repaid in cash at a 1.03 multiple rate (refer to Note 14 to the Financial Statements, 10-K Report for the year ending April 30, 1997, filed on November 5,
1997). Difficult administrative challenges are being worked out with regard to employing this facility. As of this report the Company has successfully completed the first draw of $137,500 and is in the process of completing the second draw, having received a partial payment on it. The Company expects to know within 30 days if the credit facility will remain a viable financing alternative.

RESULTS OF OPERATIONS. The Company has yet to generate revenues from the sale of building panels, however, $300,000 has been received in the form of License revenue and an additional $195,250 is due the Company from its affiliate, Agile, for fees and services rendered. The Company financed its cost of operations for the quarter ending July 31, 1997, from stock sales, stockholder loans, and debt conversions. As of January 1, 1998, the Company had $374,575 in short-term borrowing. For further analysis, see the Company's Statement of Cash Flows.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Mr. Metz is tardy in responding to discovery requests made by the Company. Court sanctions have been requested and are pending. Should Mr. Metz not respond, the Company would close the case in its favor under default provisions. Other than the foregoing, there have been no changes in the status of legal proceedings since the 10-K Report for the year ending April 30, 1997, filed on November 5, 1997.

ITEM 2.   CHANGES IN SECURITIES

There have been no changes in instruments defining the rights of holders of any class of securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There have been no submissions of matters for security holder vote since the 10-K Report for the year ending April 30, 1997, filed on November 5, 1997.

ITEM 5.   OTHER INFORMATION

Matters discussed herein, contain forward-looking statements that involve risk and uncertainties. The Company's results may differ significantly from results indicated by forward looking statements. Factors that might cause some differences, include, but are not limited to:

o Changes in general economic conditions, including but not limited to increases in interest rates, and shifts in domestic building construction requirements;

o Changes in government regulations affecting customers, the Company, or Agile;.

o Risks generally involved in the construction business, including weather, fixed price contracts and shortages of materials or price competitive labor;

o    Competition;

o The ability of the Company to successfully bring the products from their development stage into full and profitable production;

o The Company and/or Agile and HKC's ability to raise sufficient debt and equity capital to perfect Agile's business plans and to enable Agile to continue in existence;

o The occurrences of incidents which could subject the Company to liability or fines;

o Agile's ability to obtain the sales orders necessary to support the volume of production required to sustain successful operations.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

Unaudited financial reports and notes thereto are attached covering the period ending July 31, 1997.

No 8-K reports have been filed since the 10-K Report for the year ending April 30, 1997, filed on November 5, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Leading-Edge Earth Products, Inc.
                                                     (Registrant)



Date: January 13, 1998                     By:    Grant C. Record
                                                  CEO and Secretary

                        LEADING-EDGE EARTH PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                             JULY 31, 1997 AND 1996

                                   (UNAUDITED)

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 1997, AND 1996
                                   (UNAUDITED)
1.  GENERAL

The interim financial statements have been prepared by the Company without audit and are subject to normal recurring year-end adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, (all of which are of a normal recurring nature), necessary to present fairly the financial position of the Company as of July 31, 1997, and the results of operations for the three ending July 31, 1997 and 1996. It is suggested that these interim statements be read in conjunction with the financial statements and notes thereto contained in the Company's audited financial statements for the year ended April 30, 1997. The results of operations for the three months ended July 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

4.  CONTINUING EXISTENCE

The Company has yet to produce and sell its products. The burden of trade debt has been reduced with short term borrowing and stockholder loans. Its ability to continue in existence is dependent upon obtaining sufficient funding to begin planned manufacturing operations and achieve a positive cash flow either for itself or its affiliates. Management believes that sufficient funding and operational success will be achieved to allow the Company to realize planned business objectives, but at this time it is not assured.

5.  ISSUANCE OF SECURITIES

The Company issued 219,477 shares of restricted rule 144 stock to vendors for payables and services rendered during the three month period reported on.

The Company issued 28,819 shares of restricted rule 144 stock to an officer and director for payables.

The Company granted options to buy 200,000 shares of rule 144 restricted shares at $0.40 per share for three years in exchange for $5,000 of accounts payable from a vendor.

In June of 1997 the Company issued 113,690 shares of restricted rule 144 stock to an officer of the Company for accrued contract salary.

In June of 1997 the Company issued 215,551 shares of restricted rule 144 stock to stockholders in exchange for notes payable.

The Company entered into agreements with consultants to provide marketing, international consulting and general corporate guidance. The consultants received 1,200,000 Regulation "S" shares of Company common stock in June of 1997. There is a provision in the agreements whereby the Company can elect to terminate services beyond June of 1998 and claim 600,000 shares of the original 1,200,000 shares paid in advance. The Directors authorized management to not extend the agreements beyond June 1998 and to cancel the companies consulting agreements after one year, which management has done.

The Company issued 114,133 shares of restricted rule 144 stock to a stockholder for cash and old shares of Crystal Asset FiberTeck/LEEP stock. The Fiber Teck/LEEP stock was retired and is no longer accounted as outstanding.

6.  RECEIVABLES DUE FROM AFFILIATE

As a result of the agreement completed in March of 1997 with Agile and WLP the Company does not expect to collect license and consulting revenues and interest due from Agile until Agile is in production and is in a position to make payments on its payables to the Company. Consequently the Company has established a reserve of $233,062 for receivables from Agile.

7.  INVESTMENTS IN AFFILIATES

The Company has a 35% interest in Agile with the remaining 65% interest held by other investors. This investment is accounted for using the equity method. Any asset or equity distributions from Agile will be made in accordance with the respective ownership interests. Agile is a development stage enterprise established to manufacture building panels using technology developed jointly and/or independently by the Company and/or Agile. The Company has recorded no value related to this investment. Agile has incurred operating losses since its inception in December 1995.

8.  AGILE  REPORTED NET LOSES

The Company has not recognized its proportionate share of Agile's net losses as the Company has no obligation to fund any such losses and carries its investment in Agile at zero.

9.  INVENTORY

The Company purchased and taken possession of polyester coated custom embossed sheet steel which it is holding for and expects to transfer to a joint venture affiliate to be formed in 1998. There is no other inventory being reported on the Company financial statement.

10.  OTHER ASSETS

On August 29, 1996, the Company assumed an agreement entered into by Grant Record on March 30, 1996. In this agreement, the inventor disclosed certain proprietary information for the use of Magnesium Oxide Technology (MgO) and the Company received an exclusive and assign-able right to the licensed technology, including enhancements made by the licensee. The MgO technology is used to control odors produced in the manufacturing process of its principal product. The Company obtained the right to use the technology by paying $25,822 which it financed with a stockholder loan. The Company shows this purchase as an intangible asset. Amortization has been taken on this asset from the date acquired by the Company using the straight-line method over 15 years. The continued right to use the product depends on the Company's payment of $25,000 per year minimum royalty to the inventor and the inventor accepting the payment. No commitment has been made by either the Company or the inventor as of the writing. The Company is examining the cost and other trade-off's of in-house developed/controlled slurry technology Vs vendor purchased slurries. The Company's criteria for developing and/or holding slurry technology is that MgO slurry or equivalent be low cost, fire proof, water proof, easy to apply and competitively priced with similar commercially available products.

In May, 1997 the Company signed a contingent earnest-money agreement and placed $15,000 in trust on the purchase of property to be used by a yet to be formed subsidiary in Twin Falls Idaho.

11.  SUBSEQUENT EVENTS

Management has withdrawn its offer to purchase property in Idaho and has recovered the $15,000 earnest-money placed in trust.

The Board has authorized 100,000 shares of restricted Rule 144 stock be reserved for future services by a vendor.

In September the Board of Directors authorized options to purchase 250,000 shares of restricted Rule 144 stock at $0.375 for three years to be issued to members of the Board.

The Company issued 740,800 shares of restricted Rule 144 stock in exchange for $302,416 in notes payable and accrued interest in August and October of 1997.

In November of 1997 the Company issued 106,250 shares of restricted Rule 144 stock to vendors for services rendered.

The Company settled a dispute with a vendor by agreeing to pay $20,345 for services rendered including legal fees. Payments are to be made over two months in three equal parts.

In September of 1997 the Company loaned an investment company $86,177 with interest at 10% per annum which is due to be paid in full in two years which is shown as "Notes receivable". The note specifies that it is to be fully secured with stock. The investment company is using the money to fund the start-up of the Company's new affiliate which is expected to be established in Idaho in 1988. When the new company is funded, the Company expects to recover these funds.

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                       From December 23, 1991 (inception)




                                                                             Price Per            Common Stock
                                                                 Date          Share        Shares           Amount
                                                             ------------- ------------- -------------   -------------
Balances at inception                                          12/31/91                     11,936,830   $       5,000
Cash contributions and unreimbursed expenditures
  incurred on behalf of the Company                           1/92-4/92                             --          37,039
Net loss                                                                                            --              --
                                                                                         -------------   -------------
Balances at April 30, 1992                                                                  11,936,830          42,039

Cash contributions and unreimbursed expenditures
  incurred on behalf of the Company                           5/92-4/93                             --          63,871

Common stock issued for payment of note payable                 4/30/93           0.35         168,725          58,725
Common stock issued for payment of salary                       4/30/93           0.12          40,000           4,654
Excess of market price over exercise price on
  options granted during the year                                                                   --         332,710
Net loss                                                                                            --              --
                                                                                         -------------   -------------
Balances at April 30, 1993                                                                  12,145,555         501,999

Common stock issued for cash                                    6/22/93           0.54         665,000         360,000
Common stock issued for payment of services                     6/22/93           0.54          99,000          53,594
Common stock issued for payment of stockholder
  loan and accrued interest                                     7/27/93           0.61         125,400          76,000
Exercise of stock options                                       4/30/94           0.07         100,000           6,500
Excess of market price over exercise price on
  options granted during the year                                                                   --         825,129
Net loss                                                                                            --              --
                                                                                         -------------   -------------
Balances at April 30, 1994                                                                  13,134,955       1,823,222

Common stock issued for payment of professional
  fees and royalty obligations                                  5/31/94           0.50       1,054,863         526,500
Exercise of options for cash                                    6/30/94           0.09         207,400          18,996
Cash payment of note receivable from stockholder                7/31/94                             --              --
Exercise of options for cancellation of note payable             8/4/94           0.12         197,680          23,000
Grant of stock options in payment of accrued salaries          10/31/94                             --         120,000
Exercise of options for notes receivable                     11/94-2/95           0.13       1,859,172         246,099
Common stock issued for payment of accounts

                                                                                 Deficit          Total
                                                                               Accumulated     Stockholders'
                                                                 Notes         during the        Equity
                                                               Receivable -    Development    (Accumulated
                                                               Stockholders       Stage         Deficit)
                                                              -------------   -------------   -------------
Balances at inception                                         $          --   $          --   $       5,000
Cash contributions and unreimbursed expenditures
  incurred on behalf of the Company                                      --              --          37,039
Net loss                                                                 --         (34,725)        (34,725)
                                                              -------------   -------------   -------------
Balances at April 30, 1992                                               --         (34,725)          7,314

Cash contributions and unreimbursed expenditures
  incurred on behalf of the Company                                      --              --          63,871

Common stock issued for payment of note payable                                                      58,725
Common stock issued for payment of salary                                                             4,654
Excess of market price over exercise price on
  options granted during the year                                                                   332,710
Net loss                                                                 --        (504,175)       (504,175)
                                                              -------------   -------------   -------------
Balances at April 30, 1993                                               --        (538,900)        (36,901)

Common stock issued for cash                                                                        360,000
Common stock issued for payment of services                                                          53,594
Common stock issued for payment of stockholder                                                           --
  loan and accrued interest                                                                          76,000
Exercise of stock options                                            (6,500)                             --
Excess of market price over exercise price on
  options granted during the year                                                                   825,129
Net loss                                                                 --      (1,559,781)     (1,559,781)
                                                              -------------   -------------   -------------
Balances at April 30, 1994                                           (6,500)     (2,098,681)       (281,959)

Common stock issued for payment of professional
  fees and royalty obligations                                                                      526,500
Exercise of options for cash                                                                         18,996
Cash payment of note receivable from stockholder                      6,500                           6,500
Exercise of options for cancellation of note payable                                                 23,000
Grant of stock options in payment of accrued salaries                                               120,000
Exercise of options for notes receivable                           (246,099)                             --
Common stock issued for payment of accounts

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                       From December 23, 1991 (inception)




                                                                             Price Per            Common Stock
                                                                 Date          Share        Shares           Amount
                                                             ------------- ------------- -------------   -------------
  payable                                                      12/31/94           0.84          45,796          38,240
Exercise of Class A warrants for cash                           1/31/95           2.00           1,650           3,300
Exercise of Class A warrants for payment of note
  payable                                                       1/31/95           2.00          50,000         100,000
Net loss                                                                                            --              --
                                                                                         -------------   -------------
Balances at April 30, 1995                                                                  16,551,516       2,899,357

Common stock issued for payment of accounts
  payable                                                       9/28/95           0.63          20,800          13,000
Common stock issued for cash                                    11/6/95           0.80          12,500          10,000
Common stock issued in exchange for investments in
  affiliates                                                    12/4/95                     11,884,615
Common stock issued for payment of accounts
  payable                                                      12/10/95           0.50         150,000          75,000
Exercise of options for cash                                   12/27/95           0.12         202,320          23,541
Common stock issued for payment of accounts
  payable                                                       1/12/96           0.75         100,000          75,000
Offset of notes receivable from stockholders with
  related loans from stockholders                               2/28/96                                             --
Common stock issued for payment of accounts
  payable                                                       3/11/96           0.75         100,000          75,000
Common stock issued for payment of note payable
  and accrued interest and royalties                            4/28/96           1.03         250,000         258,011
Excess of market price over exercise price on options
  granted during the year                                       4/30/96                             --          41,500
Net loss                                                                                            --              --
                                                                                         -------------   -------------
Balances at April 30, 1996                                                                  29,271,751       3,470,409

Common stock issued in payment of accrued salaries              6/15/96           0.69          21,200          14,624
Common stock issued for payment of services                     7/10/96           1.00          75,000          75,000
Options excercised in exchange for note receivable              7/30/96           0.53         150,000          80,000
Removal of stop stock transfer for cash                         8/10/96                             --           3,500
Common stock issued for note receivable                         8/15/96           1.00         275,000         275,000
Common stock issued for payment of note payable
  and accrued interest                                          8/22/96           0.69         100,000          69,000
Exercise of options for cash                                    10/3/96           0.50          50,000          25,000

                                                                                Deficit          Total
                                                                              Accumulated     Stockholders'
                                                                Notes         during the        Equity
                                                              Receivable -    Development    (Accumulated
                                                              Stockholders       Stage         Deficit)
                                                             -------------   -------------   -------------
  payable                                                                                           38,240
Exercise of Class A warrants for cash                                                                3,300
Exercise of Class A warrants for payment of note
  payable                                                                                          100,000
Net loss                                                                --      (1,303,988)     (1,303,988)
                                                             -------------   -------------   -------------
Balances at April 30, 1995                                        (246,099)     (3,402,669)       (749,411)

Common stock issued for payment of accounts                                                             --
  payable                                                                                           13,000
Common stock issued for cash                                                                        10,000
Common stock issued in exchange for investments in
  affiliates                                                                                            --
Common stock issued for payment of accounts
  payable                                                                                           75,000
Exercise of options for cash                                                                        23,541
Common stock issued for payment of accounts
  payable                                                                                           75,000
Offset of notes receivable from stockholders with
  related loans from stockholders                                  117,315                         117,315
Common stock issued for payment of accounts
  payable                                                                                           75,000
Common stock issued for payment of note payable
  and accrued interest and royalties                                                               258,011
Excess of market price over exercise price on options
  granted during the year                                                                           41,500
Net loss                                                                --        (402,536)       (402,536)
                                                             -------------   -------------   -------------
Balances at April 30, 1996                                        (128,784)     (3,805,205)       (463,580)
                                                                                                        --
Common stock issued in payment of accrued salaries                                                  14,624
Common stock issued for payment of services                                                         75,000
Options excercised in exchange for note receivable                 (80,000)                             --
Removal of stop stock transfer for cash                                                              3,500
Common stock issued for note receivable                           (275,000)                             --
Common stock issued for payment of note payable
  and accrued interest                                                                              69,000
Exercise of options for cash                                                                        25,000

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                       From December 23, 1991 (inception)




                                                                             Price Per            Common Stock
                                                                 Date          Share        Shares           Amount
                                                             ------------- ------------- -------------   -------------
Common stock issued for payment of services                    12/10/96           1.00          75,000          75,000
Common stock issued for payment of services                     3/10/97           0.70          75,000          52,800
Common stock returned by subsidiary                             3/25/97                     (4,216,601)             --
Net loss                                                                                            --              --
                                                                                         -------------   -------------
Balances at April 30, 1997                                                                  25,876,350       4,140,333

Common stock issued for accounts payable                        5/15/97           0.40          62,500          25,000
Common stock issued for accounts payable                        5/30/97           0.43          75,000          32,400
Stock options issued for accounts payable                        6/6/97           0.00              --           5,000
Common stock exchanged for note payable                          6/6/97           0.43         178,279          76,660
Common stock exchanged for shareholder loan                      6/6/97           0.43          37,272          16,027
Common stock issued for accounts payable                         6/6/97           0.43         110,796          47,642
Common stock issued in exchange for services
  net of 600,000 shares claimed by the Company, (Note 5)         6/6/97           0.52         600,000         312,000
Common stock issued in exchange for services                     6/6/97           0.43         113,690          48,887
Common stock issued for cash                                    6/26/97           0.18         114,133          20,000
Net loss                                                                                            --              --
                                                                                         -------------   -------------
Balances at July 31, 1997                                                                   27,168,020       4,723,949
                                                                                         =============   =============

                                                                                 Deficit          Total
                                                                               Accumulated     Stockholders'
                                                                 Notes         during the        Equity
                                                               Receivable -    Development    (Accumulated
                                                               Stockholders       Stage         Deficit)
                                                              -------------   -------------   -------------
Common stock issued for payment of services                                                          75,000
Common stock issued for payment of services                                                          52,800
Common stock returned by subsidiary                                                                      --
Net loss                                                                 --        (838,139)       (838,139)
                                                              -------------   -------------   -------------
Balances at April 30, 1997                                         (483,784)     (4,643,344)       (986,795)

Common stock issued for accounts payable                                                             25,000
Common stock issued for accounts payable                                                             32,400
Stock options issued for accounts payable                                                             5,000
Common stock exchanged for note payable                                                              76,660
Common stock exchanged for shareholder loan                                                          16,027
Common stock issued for accounts payable                                                             47,642
Common stock issued in exchange for services
  net of 600,000 shares claimed by the Company, (Note 5)                                            312,000
Common stock issued in exchange for services                                                         48,887
Common stock issued for cash                                                                         20,000
Net loss                                                                 --        (210,125)       (210,125)
                                                              -------------   -------------   -------------
Balances at July 31, 1997                                          (483,784)     (4,853,469)       (613,304)
                                                              =============   =============   =============

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

            Condensed Balance Sheet July 31, 1997 and April 30, 1997
--------------------------------------------------------------------------------
                                   "Unaudited"

                                                                         31-Jul-97          30-Apr-97
                                                                        -----------        -----------
ASSETS
Current assets:
      Cash                                                              $    11,548        $     5,897
      Receivables from affiliate, net of adjustment of $233,062               4,070              4,070
      Inventory                                                              24,711
      Prepaid expenses and deposits                                         259,000              6,500
                                                                        -----------        -----------
                       Total current assets                                 299,329             16,467

Other assets:
      Intangible asset                                                       40,822             25,822
      Less accumulated amortization                                          (1,578)            (1,148)
                                                                        -----------        -----------
                       Total other assets                                    39,244             24,674
                                                                        -----------        -----------
                       Total assets                                     $   338,573        $    41,141
                                                                        ===========        ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
      Notes payable                                                          65,000             74,630
      Accounts payable                                                      153,795            197,342
      Accrued contract salary                                               322,092            334,728
      Accrued royalties and interest payable                                101,415             96,661
      Loans from shareholder                                                309,575            324,575
                                                                        -----------        -----------
                       Total current liabilities                            951,877          1,027,936

Shareholders' equity (deficit):
      Common stock, no par value                                          4,723,949          4,140,333
      Note receivable from shareholders                                    (483,784)          (483,784)
      Deficit accumulated during development stage                       (4,853,469)        (4,643,344)
                                                                        -----------        -----------
                       Total shareholders' deficit                         (613,304)          (986,795)
                                                                        -----------        -----------
                       Total liabilities and shareholders' equity       $   338,573        $    41,141
                                                                        ===========        ===========

                       LEADING-EDGE EARTH PRODUCTS, INC.

 Statement of Operations for Three months ended July 31, 1997 and July 31, 1996 and the period from December 23, 1991 (inception) through July 31, 1997

-------------------------------------------------------------------------------------------------------------
                                         "Unaudited"                                          Period from
                                                                                             Dec. 23, 1991
                                                                 Three months ended        (inception)through
                                                         31-Jul-97          31-Jul-96          31-Jul-97
-------------------------------------------------------------------------------------------------------------
INCOME:
      License and consulting revenues                  $          0       $    119,125       $    497,000
      Interest                                               10,328                 70             46,047
      Other                                                   7,000              1,361             22,964
                                                       ------------       ------------       ------------
      Total income                                           17,328            120,556            566,011

RESEARCH AND DEVELOPMENT EXPENSES:
      Salaries                                                                       0            418,874
      Supplies/shipping                                                            301             91,130
      Professional fees                                       1,218              2,083            188,383
      License fees                                                                   0                  0
      Travel                                                                         0             11,418
      Rent                                                                           0             37,715
      Legal                                                   2,528              3,796             36,385
      Depreciation/amortization                                 430                  0              7,842
      Utilities                                                                      0              6,371
      Write-down of assets                                                           0            141,453
                                                       ------------       ------------       ------------
      Total research and development                          4,176              6,180            939,571

GENERAL AND ADMINISTRATIVE EXPENSES:
      Contract salaries and incentives                       47,728             34,080          1,400,071
      Rent                                                    2,037              4,951             81,358
      Depreciation                                                0                  0              7,912
      Office supplies                                         3,385              1,532             54,889
      Postage and shipping                                    2,907              1,350             26,689
      Telephone                                               2,860              4,830            112,904
      Travel and entertainment                               13,321              8,222            189,181
      Relocation                                                897                  0             19,464
      Payroll and payroll expenses                                0             14,375             15,503
      Legal and professional                                 94,605             21,995          1,052,426
      Stockholder costs                                       1,273                858             48,962
      Interest and bank charges                              11,489              6,950            151,390
      Promotion & corp. development                          32,400            117,202            494,468
      Insurance                                                   0                  0              7,865
      Other                                                      63              1,067             19,415
                                                       ------------       ------------       ------------
      Total general and administrative                      212,965            217,412          3,682,497

Adjustment for unpaid revenues from affiliate                10,312                               233,062
Royalties and royalty buyout expense                              0                  0            553,000
                                                       ------------       ------------       ------------
                                         Net loss      $   (210,125)      $   (103,036)      $ (4,609,057)

Loss per common share                                  $      (0.01)      $      (0.00)      $      (0.25)
Weighted average shares outstanding                      27,768,020         29,319,249         18,123,410
                                                       ============       ============       ============

                        LEADING-EDGE EARTH PRODUCTS, INC.

            Condensed Statements of Cash Flows for three months ended
                        July 31, 1997 and July 31, 1996
--------------------------------------------------------------------------------
                             "Unaudited"

                                                                                                     Period from
                                                                                                    Dec. 23, 1991
                                                                      Three months ended          (inception)through
                                                                31-Jul-97          31-Jul-96          31-Jul-97
                                                               -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                    $(210,125)         $(113,036)       $(4,853,469)
Adjustments to reconcile net loss to cash
flows used in operating activities:
     Noncash compensation expenses related to
        nonqualified stock options granted                           5,000                             1,204,339
     Depreciation and amortization                                     430                                15,754
     Write-off of long-term assets                                                                       147,089
     Noncash compensation and other expenses
         related to stock grants                                   465,929             90,900          1,307,805
     Accrued royalty obligation                                      4,754                               241,754
     Changes in operating assets and liabilities:
     Receivables                                                                      (21,125)            (4,070)
     Inventory                                                     (24,711)                              (24,711)
     Prepaid expenses and deposits                                (252,500)            33,125           (259,000)
     Accounts payable                                              (43,547)           (69,581)           547,821
     Accrued salary obligations                                    (12,636)            14,999            336,716
     Accrued interest payable                                                           6,697            261,696
                                                               -----------        -----------        -----------
                        Net cash used in operations                (67,406)           (58,021)        (1,078,276)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Equipment purchases, disposals                                                                     (159,064)
     Purchase intangible                                           (15,000)                              (41,822)
     Pmts on notes receivable fm stockholders                                                              6,500
                                                               -----------        -----------        -----------
                        Net cash used in investing                 (15,000)                             (194,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                          112,687                               482,687
     Exercise of stock options                                                                            67,537
     Exercise of Class A warrants                                                                          3,300
     Contributed capital                                                                                 100,910
     Proceeds from notes payable                                                                         272,130
     Proceeds from loans from stockholders                                             94,297            620,155
     Payments on notes payable                                      (9,630)           (40,000)           (23,130)
     Payments on loans from stockholders                           (15,000)                             (239,379)
                                                               -----------        -----------        -----------
                        Cash provided by financing                  88,057             54,297          1,284,210

                                      Net change in cash             5,651             (3,724)            11,548

Cash at beginning of period                                    $     5,897        $     5,700
                                                               -----------        -----------        -----------
Cash at end of period                                          $    11,548        $     1,976        $    11,548
                                                               ===========        ===========        ===========

                        LEADING-EDGE EARTH PRODUCTS, INC.

       Condensed statements of cash flows for three months ended July 31,
                       1997 and July 31, 1996, continued

                                                                                                   Period from
                                                                                                  Dec. 23, 1991
                                                                      Three months ended        (inception)through
                                                                  31-Jul-97        31-Jul-96       31-Jul-97
                                                                 ----------       ----------       ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Fixed assets acquired under contract                                                          $    4,976
     Fixed assets acquired with a note payable                                                         13,725
                                                                 ----------       ----------       ----------
                                                                                                       18,701

     Notes receivable in exchange for common stock                                                    607,599
     Offset of notes receivable from stockholder
         with related loans from stockholders                                                         117,315
     Notes payable exchanged for common stock                                                         457,725
     Accounts payable for common stock                              105,042                           105,042
     Accounts payable for services for common stock                 360,887                           637,127
     Accounts payable exchanged for plant and equipment                                                22,500
     Shareholder loan in exchange for common stock                   16,027                            16,027
     Common stock issued for payment of accrued
         royalties and interest payable                                                                58,011
     Grant of stock options in payment of accounts payable            5,000                             5,000
     Grant of stock options in payment of accrued salaries                                            120,000

     Shares in exchange for note payable                             76,660                           116,660
     Increase in shareholder loan for accounts payable                                                 87,127
                                                                 ----------       ----------       ----------
                                                                 $  563,616       $        0       $2,350,133
                                                                 ==========       ==========       ==========