Form 10QSB
period 1997-10-31
LEADING EDGE EARTH PRODUCTS INC
filed 1998-01-21
CIK 911212

                                   FORM 10-QSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               (For the quarterly period ended October 31, 1997)

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

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days __X____ _____
                                                                   Yes      No

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

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

PART I

ITEM 1.   FINANCIAL STATEMENTS

Interim Financial Statements for the periods ending October 31, 1997 and 1996, are attached hereto.

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


LIQUIDITY AND CAPITAL RESOURCES. Due to cash flow constraints at Agile, while a newly created manufacturing joint venture is being implemented, the Company has agreed with Agile that payments on moneys owed to LEEP by Agile will be delayed until cash flow permits. Since there is no date certain for the Company to receive payments on the receivable from Agile, the Company has provided for a reserve of $244,375 as shown in the financial statements to cover the license revenue and accrued interest due from Agile.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Unaudited financial reports and notes thereto are attached covering the period ending October 31, 1997.

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

                            OCTOBER 31, 1997 AND 1996

                                   (UNAUDITED)

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                           OCTOBER 31, 1997, AND 1996
                                   (UNAUDITED)
1. GENERAL

The interim financial statements have been prepared by the Company without audit and are subject to normal recurring year-end adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, (all of which are of a normal recurring nature), necessary to present fairly the financial position of the Company as of October 31, 1997, and the results of operations for the three and six months ending October 31, 1997 and 1996. It is suggested that these interim statements be read in conjunction with the financial statements and notes thereto contained in the Company's audited financial statements for the year ended April 30, 1997. The results of operations for the three and six months ended October 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

5.  ISSUANCE OF SECURITIES

The Company issued 740,800 shares of stock in exchange for $302,416 in notes payable and interest owed by the Company.

In September the Board of Directors authorized options to purchase 250,000 shares of restricted Rule 144 stock at $0.375 for three years to be issued to members of the Board.

6.  RECEIVABLES DUE FROM AFFILIATE

As a result of the agreement completed in March of 1997 with Agile and WLP the Company does not expect to collect license and consulting revenues and interest due from Agile until Agile is in production and is in a position to make payments on its payables to the Company. Consequently the Company has established a reserve of $244,375 for receivables from Agile.

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

During the quarter the Company loaned an investment company $86,177 with interest at 10% per annum which is due to be paid in full in two years which is shown as "Notes receivable". The note specifies that it is to be fully secured with stock. The investment company is using the money to fund the start-up of the Company's new affiliate which is expected to be established in Idaho in 1988. When the new company is funded, the Company expects to recover these funds.

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

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                       From December 23, 1991 (inception)




                                                                                    Price Per               Common Stock
                                                                      Date            Share          Shares               Amount
----------------------------------------------------------------------------------------------------------------------------------
Balances at inception                                               12/31/91                        11,936,830           $   5,000
Cash contributions and unreimbursed expenditures
  incurred on behalf of the Company                                1/92-4/92                                 -              37,039
Net loss                                                                                                     -                   -

                                                                                                    ------------------------------
Balances at April 30, 1992                                                                          11,936,830              42,039

Cash contributions and unreimbursed expenditures
  incurred on behalf of the Company                                  5/92-4/93                               -              63,871

Common stock issued for payment of note payable                      4/30/93           0.35            168,725              58,725
Common stock issued for payment of salary                            4/30/93           0.12             40,000               4,654
Excess of market price over exercise price on
  options granted during the year                                                                            -             332,710
Net loss                                                                                                     -                   -

                                                                                                    ------------------------------
Balances at April 30, 1993                                                                          12,145,555             501,999

Common stock issued for cash                                         6/22/93           0.54            665,000             360,000
Common stock issued for payment of services                          6/22/93           0.54             99,000              53,594
Common stock issued for payment of stockholder
  loan and accrued interest                                          7/27/93           0.61            125,400              76,000
Exercise of stock options                                            4/30/94           0.07            100,000               6,500
Excess of market price over exercise price on
  options granted during the year                                                                            -             825,129
Net loss                                                                                                     -                   -

                                                                                                    ------------------------------
Balances at April 30, 1994                                                                          13,134,955           1,823,222

Common stock issued for payment of professional
  fees and royalty obligations                                       5/31/94           0.50          1,054,863             526,500
Exercise of options for cash                                         6/30/94           0.09            207,400              18,996
Cash payment of note receivable from stockholder                     7/31/94                                 -                   -
Exercise of options for cancellation of note payable                 8/4/94            0.12            197,680              23,000
Grant of stock options in payment of accrued salaries               10/31/94                                 -             120,000
Exercise of options for notes receivable                           11/94-2/95          0.13          1,859,172             246,099
Common stock issued for payment of accounts
  payable                                                           12/31/94           0.84             45,796              38,240




                                                                                          Deficit                  Total
                                                                                        Accumulated            Stockholders'
                                                                      Notes              during the                Equity
                                                                   Receivable -          Development            (Accumulated
                                                                   Stockholders             Stage                 Deficit)
----------------------------------------------------------------------------------------------------------------------------
Balances at inception                                                $     -               $       -            $      5,000
Cash contributions and unreimbursed expenditures
  incurred on behalf of the Company                                        -                       -                  37,039
Net loss                                                                   -                 (34,725)                (34,725)

                                                                  ----------------------------------------------------------
Balances at April 30, 1992                                                 -                 (34,725)                  7,314

Cash contributions and unreimbursed expenditures
  incurred on behalf of the Company                                        -                       -                  63,871

Common stock issued for payment of note payable                                                                       58,725
Common stock issued for payment of salary                                                                              4,654
Excess of market price over exercise price on
  options granted during the year                                                                                    332,710
Net loss                                                                   -                (504,175)               (504,175)

                                                                  ----------------------------------------------------------
Balances at April 30, 1993                                                 -                (538,900)                (36,901)

Common stock issued for cash                                                                                         360,000
Common stock issued for payment of services                                                                           53,594
Common stock issued for payment of stockholder                                                                             -
  loan and accrued interest                                                                                           76,000
Exercise of stock options                                             (6,500)                                              -
Excess of market price over exercise price on
  options granted during the year                                                                                    825,129
Net loss                                                                   -              (1,559,781)             (1,559,781)

                                                                  ----------------------------------------------------------
Balances at April 30, 1994                                            (6,500)             (2,098,681)               (281,959)

Common stock issued for payment of professional
  fees and royalty obligations                                                                                       526,500
Exercise of options for cash                                                                                          18,996
Cash payment of note receivable from stockholder                       6,500                                           6,500
Exercise of options for cancellation of note payable                                                                  23,000
Grant of stock options in payment of accrued salaries                                                                120,000
Exercise of options for notes receivable                            (246,099)                                              -
Common stock issued for payment of accounts
  payable                                                                                                             38,240

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                       From December 23, 1991 (inception)




                                                                                    Price Per               Common Stock
                                                                      Date            Share          Shares               Amount
----------------------------------------------------------------------------------------------------------------------------------
Exercise of Class A warrants for cash                               1/31/95            2.00              1,650               3,300
Exercise of Class A warrants for payment of note
  payable                                                           1/31/95            2.00             50,000             100,000
Net loss                                                                                                     -                   -

                                                                                                    ------------------------------
Balances at April 30, 1995                                                                          16,551,516           2,899,357

Common stock issued for payment of accounts
  payable                                                           9/28/95            0.63             20,800              13,000
Common stock issued for cash                                        11/6/95            0.80             12,500              10,000
Common stock issued in exchange for investments in
  affiliates                                                        12/4/95                         11,884,615
Common stock issued for payment of accounts
  payable                                                          12/10/95            0.50            150,000              75,000
Exercise of options for cash                                       12/27/95            0.12            202,320              23,541
Common stock issued for payment of accounts
  payable                                                           1/12/96            0.75            100,000              75,000
Offset of notes receivable from stockholders with
  related loans from stockholders                                   2/28/96                                                      -
Common stock issued for payment of accounts
  payable                                                           3/11/96            0.75            100,000              75,000
Common stock issued for payment of note payable
  and accrued interest and royalties                                4/28/96            1.03            250,000             258,011
Excess of market price over exercise price on options
  granted during the year                                           4/30/96                                  -              41,500
Net loss                                                                                                     -                   -

                                                                                                    ------------------------------
Balances at April 30, 1996                                                                          29,271,751           3,470,409

Common stock issued in payment of accrued salaries                  6/15/96            0.69             21,200              14,624
Common stock issued for payment of services                         7/10/96            1.00             75,000              75,000
Options exercised in exchange for note receivable                   7/30/96            0.53            150,000              80,000
Removal of stop stock transfer for cash                             8/10/96                                  -               3,500
Common stock issued for note receivable                             8/15/96            1.00            275,000             275,000
Common stock issued for payment of note payable
  and accrued interest                                              8/22/96            0.69            100,000              69,000
Exercise of options for cash                                        10/3/96            0.50             50,000              25,000
Common stock issued for payment of services                        12/10/96            1.00             75,000              75,000
Common stock issued for payment of services                         3/10/97            0.70             75,000              52,800




                                                                                          Deficit                  Total
                                                                                        Accumulated            Stockholders'
                                                                      Notes              during the                Equity
                                                                   Receivable -          Development            (Accumulated
                                                                   Stockholders             Stage                 Deficit)
----------------------------------------------------------------------------------------------------------------------------
Exercise of Class A warrants for cash                                                                                3,300
Exercise of Class A warrants for payment of note
  payable                                                                                                          100,000
Net loss                                                                    -              (1,303,988)          (1,303,988)

                                                                 ---------------------------------------------------------
Balances at April 30, 1995                                           (246,099)             (3,402,669)            (749,411)

Common stock issued for payment of accounts                                                                              -
  payable                                                                                                           13,000
Common stock issued for cash                                                                                        10,000
Common stock issued in exchange for investments in
  affiliates                                                                                                             -
Common stock issued for payment of accounts
  payable                                                                                                           75,000
Exercise of options for cash                                                                                        23,541
Common stock issued for payment of accounts
  payable                                                                                                           75,000
Offset of notes receivable from stockholders with
  related loans from stockholders                                     117,315                                      117,315
Common stock issued for payment of accounts
  payable                                                                                                           75,000
Common stock issued for payment of note payable
  and accrued interest and royalties                                                                               258,011
Excess of market price over exercise price on options
  granted during the year                                                                                           41,500
Net loss                                                                    -                (402,536)            (402,536)

                                                                 ---------------------------------------------------------
Balances at April 30, 1996                                           (128,784)             (3,805,205)            (463,580)
                                                                                                                         -
Common stock issued in payment of accrued salaries                                                                  14,624
Common stock issued for payment of services                                                                         75,000
Options exercised in exchange for note receivable                     (80,000)                                           -
Removal of stop stock transfer for cash                                                                              3,500
Common stock issued for note receivable                              (275,000)                                           -
Common stock issued for payment of note payable
  and accrued interest                                                                                              69,000
Exercise of options for cash                                                                                        25,000
Common stock issued for payment of services                                                                         75,000
Common stock issued for payment of services                                                                         52,800

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                       From December 23, 1991 (Inception)


                                                                                    Price Per               Common Stock
                                                                      Date            Share          Shares               Amount
----------------------------------------------------------------------------------------------------------------------------------
Common stock returned by subsidiary                                 3/25/97                         (4,216,601)                  -
Net loss                                                                                                     -                   -

                                                                                                    ------------------------------
Balances at April 30, 1997                                                                          25,876,350           4,140,333

Common stock issued for accounts payable                            5/15/97            0.40             62,500              25,000
Common stock issued for accounts payable                            5/30/97            0.43             75,000              32,400
Stock options issued for accounts payable                           6/6/97             0.00                  -               5,000
Common stock exchanged for note payable                             6/6/97             0.43            178,279              76,660
Common stock exchanged for shareholder loan                         6/6/97             0.43             37,272              16,027
Common stock issued for accounts payable                            6/6/97             0.43            110,796              47,642
Common stock issued in exchange for services
   net of 600,000 shares claimed by the Company, (Note 5)           6/6/97             0.52            600,000             312,000
Common stock issued in exchange for services                        6/6/97             0.43            113,690              48,887
Common stock issued for cash                                        6/26/97            0.18            114,133              20,000
Net loss                                                                                                     -                   -

                                                                                                    ------------------------------
Balances at July 31, 1997                                                                           27,168,020           4,723,949

Common stock exchanged for note payable                             8/21/97            0.62            316,800             196,416
Common stock exchanged for note payable                            10/15/97            0.25            424,000             106,000
Net loss

                                                                                                    ------------------------------
Balances at October 31, 1997                                                                        27,908,820           5,026,365
                                                                                                    ==============================






                                                                                          Deficit                  Total
                                                                                        Accumulated            Stockholders'
                                                                      Notes              during the                Equity
                                                                   Receivable -          Development            (Accumulated
                                                                   Stockholders             Stage                 Deficit)
----------------------------------------------------------------------------------------------------------------------------
Common stock returned by subsidiary                                                                                    -
Net loss                                                                    -                (838,139)          (838,139)

                                                                   -----------------------------------------------------
Balances at April 30, 1997                                           (483,784)             (4,643,344)          (986,795)

Common stock issued for accounts payable                                                                          25,000
Common stock issued for accounts payable                                                                          32,400
Stock options issued for accounts payable                                                                          5,000
Common stock exchanged for note payable                                                                           76,660
Common stock exchanged for shareholder loan                                                                       16,027
Common stock issued for accounts payable                                                                          47,642
Common stock issued in exchange for services
   net of 600,000 claimed by the Company, (Note 5)                                                               312,000
Common stock issued in exchange for services                                                                      48,887
Common stock issued for cash                                                                                      20,000
Net loss                                                                    -                (210,125)          (210,125)

                                                                   -----------------------------------------------------
Balances at July 31, 1997                                            (483,784)             (4,853,469)          (613,304)

Common stock exchanged for note payable                                                                          196,416
Common stock exchanged for note payable                                                                          106,000
Net loss                                                                                     (269,465)          (269,465)

                                                                   -----------------------------------------------------
Balances at October 31, 1997                                         (483,784)             (5,122,934)          (580,353)
                                                                   =====================================================

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

          Condensed Balance Sheets October 31, 1997 and April 30, 1997
                                   "Unaudited"

                                                                           31-Oct-97             30-Apr-97
----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
      Cash                                                               $     4,158           $     5,897
      Receivables from affiliate, net of adjustment of 244,375                 4,070                 4,070
      Inventory                                                               30,724
      Prepaid expenses and deposits                                          197,107                 6,500
                                                                         -----------           -----------
                     Total current assets                                    236,059                16,467

Other assets:
      Intangible assets                                                       40,822                25,822
      Less accumulated amortization                                           (2,008)               (1,148)
                                                                         -----------           -----------
                     Total intangible assets:                                 38,814                24,674
      Notes Receivable                                                        86,177
      Accrued interest                                                         1,435
                                                                         -----------           -----------
                     Total other assets:                                     126,426                24,674

                                                                         -----------           -----------
                     Total assets                                        $   362,485           $    41,141
==========================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
      Notes payable                                                                            $    74,630
      Accounts payable                                                   $   163,295               197,342
      Accrued contract salary                                                351,343               334,728

      Accrued royalties and interest payable                                 108,625                96,661
      Loans from shareholder                                                 319,575               324,575
                                                                         -----------           -----------
                     Total current liabilities                               942,838             1,027,936

Shareholders' equity (deficit):
      Common stock, no par value                                           5,026,365             4,140,333
      Note receivable from shareholders                                     (483,784)             (483,784)
      Deficit accumulated during development stage                        (5,122,934)           (4,643,344)
                                                                         -----------           -----------
                     Total shareholders' equity                             (580,353)             (986,795)

                                                                         -----------           -----------
                     Total liabilities and shareholders' equity          $   362,485           $    41,141
==========================================================================================================

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

    Statements of Operations three and six months ended October 31, 1997 and
                                October 31, 1996
                                  "Unaudited"

                                                                                                                    Period from
                                                                                                                    Dec. 23, 1991
                                                             Three months ended           Six months ended       (inception)through
                                                           10/31/97       10/31/96      10/31/97      10/31/96         10/31/97
----------------------------------------------------------------------------------------------------------------------------------
INCOME:
      License and consulting revenues                                      $46,000                    $165,125         $497,000
      Interest                                                12,825         6,881        23,153         6,951           58,872
      Other                                                                 15,103         7,000        16,464           22,964
                                                          -----------   -----------   -----------   -----------     ------------
      Total income                                            12,825        67,984        30,153       188,540          578,836

RESEARCH AND DEVELOPMENT EXPENSES:
      Salaries                                                                                                          418,874
      Supplies/shipping                                                                                    301           91,130
      Professional fees                                        9,450                      10,668         2,083          197,833
      License fees                                                           8,000                      18,000
      Travel                                                                                                             11,418
      Rent                                                                                                               37,715
      Legal                                                    1,643         1,358         4,171         5,154           38,028
      Depreciation/amortization                                  430                         860                          8,272
      Utilities                                                                162                         162            6,371
      Write-down of assets                                                  47,534                      47,534          141,453
                                                          -----------   -----------   -----------   -----------     ------------
      Total research and development                          11,523        57,054        15,699        73,234          951,094

GENERAL AND ADMINISTRATIVE EXPENSES:
      Contract salaries                                       46,251        31,137        93,979        65,217        1,446,322
      Rent                                                     5,044         3,011         7,081         7,962           86,402
      Depreciation                                                                                                        7,912

      Office supplies                                          4,489         3,498         7,874         5,030           59,378
      Postage and shipping                                     1,023         1,631         3,930         2,981           27,712
      Telephone                                                3,587         2,105         6,447         6,935          116,491
      Travel and entertainment                                12,670         2,726        25,991        10,948          201,851
      Relocation                                                             3,403           897         3,403           19,464
      Payroll and payroll expenses                                                                      14,375           15,503
      Legal and professional                                 117,613        55,294       212,218        77,289        1,170,039
      Stockholder costs                                          827         3,578         2,100         4,436           49,789
      Interest and bank charges                               67,949         9,072        79,438        16,022          219,339
      Promotion & corp. development                                          3,232        32,400       120,434          494,468
      Insurance                                                                                                           7,865
      Other                                                        1         1,174            64         2,241           19,415
                                                          -----------   -----------   -----------   -----------     ------------
      Total general and administrative                       259,454       119,861       472,419       337,273        3,941,950

Adjustment for unpaid revenues                                11,313                      21,625                        244,375
Royalties and royalty buyout expense                               0             0             0             0          553,000
                                                          -----------   -----------   -----------   -----------     ------------
                                                 Net loss  ($269,465)    ($108,931)    ($479,590)    ($221,967)     ($4,867,208)

Loss per common share                                         ($0.01)       ($0.00)       ($0.02)       ($0.01)          ($0.26)
Weighted average shares outstanding                       28,508,820    29,871,755    28,138,420    29,871,755       18,570,094
==================================================================================================================================

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

        Condensed Statements of Cash Flows for three and six months ended
                     October 31, 1997 and October 31, 1996
                                  "Unaudited"

                                                                                                                     Period from
                                                                                                                     Dec. 23, 1991
                                                                 Three months ended          Six months ended     (inception)through
                                                               10/31/97      10/31/96      10/31/97     10/31/96        10/31/97
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                 ($269,465)    ($108,931)    ($479,590)   ($221,967)    ($5,122,934)
Adjustments to reconcile net loss to cash
flows used in operating activities:
     Noncash compensation expenses related to
        nonqualified stock options granted                                                    5,000                    1,204,339
     Depreciation and amortization                                  430                         860                       16,184
     Write-off of long-term assets                                             47,534                     47,534         147,089
     Noncash compensation expenses
         related to stock grants                                                            465,929       90,900       1,307,805
     Accrued royalties and interest payable                       7,210                      11,964                      248,964
     Changes in operating assets and liabilities:
     Receivables                                                              (56,944)                   (78,069)         (4,070)
     Inventory                                                   (6,013)                    (30,724)                     (30,724)
     Prepaid expenses and deposits                               61,893         5,276      (190,607)      38,401        (197,107)
     Accounts payable                                             9,500        51,917       (34,047)     (17,664)        557,321
     Accrued salary obligations                                  29,251        18,917        16,615       33,916         365,967
     Accrued interest payable                                                 (20,129)                   (13,432)        261,696

                                                              ----------    ----------    ----------   ----------    ------------
                   Net cash used                               (167,194)      (62,360)     (234,600)    (120,381)     (1,245,470)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Equipment purchases                                                                                                (159,064)
     Purchase intangibles                                                     (25,822)      (15,000)     (25,822)        (41,822)
     Note receivable in investment company                      (87,612)                    (87,612)                     (87,612)
     Payments on notes receivable from stockholders                   0                                                    6,500
                                                              ----------    ----------    ----------   ----------    ------------
                   Net cash used in investing                   (87,612)      (25,822)     (102,612)     (25,822)       (281,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                                      72,500       112,687       72,500         482,687
     Exercise of stock options                                                 25,000                     25,000          67,537
     Exercise of Class A warrants                                                                                          3,300
     Contributed capital                                                                                                 100,910
     Notes payable exchanged for stock                          302,416                     302,416                      302,416
     Proceeds from notes payable                                                                                         272,130
     Proceeds from loans from stockholders                       10,000        34,323        10,000      128,620         630,155
     Payments on notes payable                                  (65,000)                    (74,630)                     (88,130)
     Payments on loans from stockholders                                      (43,500)      (15,000)     (83,500)       (239,379)
                                                              ----------    ----------    ----------   ----------    ------------
                   Cash provided by financing                   247,416        88,323       335,473      142,620       1,531,626

                   Net change in cash                            (7,390)          141        (1,739)      (3,583)          4,158

Cash at beginning of period                                      11,548         1,976         5,897        5,700
                                                              ----------    ----------    ----------   ----------    ------------
Cash at end of period                                            $4,158        $2,117        $4,158       $2,117          $4,158
==================================================================================================================================