Form 10QSB
period 1998-01-31
LEADING EDGE EARTH PRODUCTS INC
filed 1998-04-07
CIK 911212

                                   FORM 10-QSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1998
                                                --------------------

               ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

           For the transition period from ___________ to ____________

                        Commission file number 93-67656-S
                                               ----------------------

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

                    319 Nickerson St. #186, Seattle, WA 98109
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  800-788-3599
                            -------------------------
                            Issuer's telephone number


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                           if changed since last report)

                                  ------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes..X...
No.......

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes....... No.......

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,366,140 as of March 13, 1998.

         Transitional Small Business Disclosure Format (check one):
Yes........ No...X...

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

PART I

ITEM 1.    FINANCIAL STATEMENTS

Interim Financial Statements for the periods ending January 31, 1998 and 1997, are attached hereto.

ITEM 2.    PLAN OF OPERATION

The operations of Leading-Edge Earth Products, Inc. (the "Company"), since inception, have focused on research and development (R&D). The Company conducted R&D activities, directly, from 1992 to 1996. R&D was done and paid for by an affiliate, Agile Building Technologies, Inc. ("Agile"), from January through October, 1996. Two viable products, which came out of the 1996 development, subsequently became Agile's exclusive products. Agile's and consequentially LEEP's funding for product development was unexpectedly halted in September/October, 1996. Subsequent to Agile's loss of developmental funding, Agile sold its LEEP stock portfolio equities and other assets and borrowed funds to continue product development and buy an operating laminator production line. On October 28, 1997, Agile signed a $6,000,000 joint venture investment agreement to expand Agile's product line and manufacturing capabilities. In October/November, 1996, management and shareholder-sponsored R&D activities were undertaken in Pennsylvania, on behalf of the Company. Between November, 1996, and the present, a viable, patent pending structural panel and building system was developed. This product is known as "LEEP STRUCTURAL CORE." The management/investor group which sponsored the Company's 1996/1997 R&D also developed a pilot manufacturing facility in Pennsylvania, to produce the LEEP STRUCTURAL CORE product. Significant purchase of equipment and manufacturing facilities by the Company and its affiliates and/or subsidiaries is expected during fiscal 1998/1999, as well as expansion of personnel, to support the launching of manufacturing operations for the LEEP STRUCTURAL CORE.

The Company's primary fiscal 1998/1999 focus is to manufacture and market its LEEP STRUCTURAL CORE product. The strategy of the Company is to form, finance, control, and manage regional manufacturing plants worldwide. The Company plans to establish up to five such manufacturing plants in North America and two plants abroad within the next five years.

The Company is in the process of forming a new subsidiary company, LEEP Building Systems, Inc. ("LBS"). The Company plans to own, manage and control the majority ownership interest in LBS and to use LBS as a funding vehicle to finance its first large-scale manufacturing operation. At stock prices below $2 per share, the Company is reluctant to directly finance major projects because of excessive share dilution to its shareholders' holdings. Financing the Company's first major ($5,000,000) project through LBS, avoids dilution of its shares and substantially enhances the Company's balance sheet assets.

The Company intends that LBS will produce sufficient pilot LEEP STRUCTURAL CORE product in its new Montgomery, Pennsylvania leased plant facility to support construction of two medium-sized commercial buildings per week or one medium-sized refrigerated warehouse per day, for each group of five Shuttle Containment Presses. By the fourth quarter of 1998, pending adequate financing, the Company expects to position the LBS subsidiary to produce the LEEP STRUCTURAL CORE product in Idaho, on a new 125-foot Laminator system. The Laminator will be capable of producing upwards of 24,000 square feet of LEEP STRUCTURAL CORE per ten-hour shift. In the interim, LBS will use

Shuttle Containment (one-shot) Presses in Pennsylvania to produce the LEEP CORE STRUCTURAL product. 23 metric tons (48,000 pounds) of custom sheet metal was purchased by the Company and shipped from Korea to Pennsylvania to support manufacturing of LEEP STRUCTURAL CORE. Upon financing arrangements being completed for the LBS subsidiary, the Company plans to transfer its metal inventory to the LBS operating entity.

The Company is concentrating on the Twin Falls, Idaho, area because this region offers substantial transportation, work force, logistic and economic reasons to encourage an aggressive outlook for manufacturing. Management of the Company plans to manufacture the LEEP panels in Pennsylvania and ship them to Idaho for initially developing the western states markets. Given adequate capitalization between now and fall 1998, manufacturing-plant construction can be completed in the Twin Falls area and operational by year-end 1998. Grant Record, CEO of the Company, took up residence in Twin Falls in order to administer the planning phase for the Twin Falls facility. Options to purchase or lease turnkey manufacturing facilities will be made available to Agile for one of the two plants now in planning for the Twin Falls area. Mr. Record is presently reviewing various manufacturing plant sites in the region of LEEP's interest. The Company's directors and advisors are currently examining the benefits of the Company owning entire industrial park locations in which it would construct its own and other facilities.

With respect to the Company's established Agile affiliate relationship, Agile is developing the markets for its insulated wallboard product known as "IN-SULATE", and its external insulated sheathing system product known as "EX-SULATE". An additional product is envisioned by the Agile affiliate in conjunction with its new financial partner, Harrison-Kramer Corporation ("HKC") of Vancouver, B.C., Canada. Manufacturing of this added third product, known as "Stress-skin panels," was contemplated by the joint venture Agreement signed by Agile on October 28, 1997. All of the Company's and Agile's products are compatible and complimentary and use the same basic expanding polymer foam/lamination technology. The Company believes that, over time, both Agile and the Company's future affiliates and/or subsidiaries, will be materially more cost effective by locating manufacturing plants in the same areas to be able to increase buying power and to share polymer chemical unloading and storage facilities. Polymer chemical order volume, shipping costs, intermediate rail tank storage and in-plant isolated temperature controlled storage, are major cost and logistic considerations with respect to efficient, economical, laminated polymer product manufacturing. Locating chemical depots between future Agile IN-SULATE/EX-SULATE/Stress-skin and LEEP STRUCTURAL CORE plants lends these operational pairings substantial advantage over future would-be competition. No joint planning has been implemented to undertake to build such a "side-by-side" operation. The Company, nonetheless, is incorporating this future into its internal planning and preparations for the new plant site under consideration for Idaho (see below).

Considering Agile's bank financing, equity, direct and joint venture investments and long-term notes, more than $5,000,000 has been invested in Agile's products and operations since Agile's inception in December 1995. Agile produced a group of new, well-timed products, including Agile's EX-SULATE and IN-SULATE, and positioned Agile to produce Stress-skin panels. EX-SULATE is an exterior insulated sheathing system product, which takes the place of multiple-step application external finishing systems such as "Dryvit" (a 3-to-7-step, labor intensive competitive product). IN-SULATE is an insulated wall board product for finishing the interior of buildings, while providing significant thermal and sound insulation at the same time. Structural Stress-skin panels are rapidly becoming the building system of choice for construction of homes in North America. More than 50 manufacturers in North America produce Stress-skin panels for residential construction by gluing Oriented Strand Board ("OSB") chipboard sheets onto polystyrene cores. This is a comparatively low performance way to fabricate Stress-skin panels. A method of producing Stress-skin panels using high-performance polyol and iso chemicals was developed by Winter Panel, located in Brattleboro, Vermont. Agile will use the

Winter Panel technology, under license, in conjunction with its own laminator, to produce high-performance polyisocyanurate and polyurethane core OSB skin panels at uniquely high production rates, compared with the other manufacturers. Other manufacturers employ labor-intensive manual production methods. Agile expects to gain major market share in the residential building construction market with its OSB/foam panel machine production capability. Agile purchased an operating production line at the Winter Panel Corporation facility in Brattleboro, Vermont, which specializes in manufacturing Stress-skin panels. Agile privately sold various equities and borrowed funds since November, 1996, to fund development of its new products, markets, and sales programs, and to modify the production line in Vermont to manufacture Agile's products. During 1997, based on the outlook for Agile product order demand, Agile ordered and paid cash in advance for an additional Laminator which is twice as long as, and offers approximately twice the production capacity of the machine in Brattleboro. Agile plans to outfit all of its future production laminators to produce, alternately, all three of the Agile products.

The Agile products are fully developed and in pilot production. As such, Agile is ready to upscale production to pace their current market demands. Agile management estimates $20,000,000 first-year manufacturing revenues for Agile products. Agile Building Systems, Inc. ("ABS"), completed installation of Agile's proprietary EX-SULATE exterior panels on three new retail stores for the Rite Aid Corporation. These stores are part of Rite Aid's major national building program. Additional laminators will be ordered as required. Phase-one production capacity in Pennsylvania is expected to allow Agile to produce foam insulation backed EX-SULATE product in sufficient quantity to meet projected market demand for Rite Aid and additional EX-SULATE and IN-SULATE product sales beyond the $20,000,000 level. Intermediate-term Stress-skin product sales in excess of the above $20,000,000 are targeted by the Agile affiliate.

LIQUIDITY AND CAPITAL RESOURCES. Due to cash flow constraints at Agile, the Company has agreed with Agile that payments on moneys owed to LEEP by Agile will be delayed until cash flow permits. Since there is no date certain for the Company to receive payments on the receivable from Agile, the Company has provided for a reserve of $256,234 as shown in the financial statements to cover the license revenue and accrued interest due from Agile. Approximately $2,300,000 has been invested into Agile's new joint venture company, ABS, by Agile's new financial partners, since October 28, 1997, out of the October 28, 1997, $6,000,000 investment commitment.

The above investor is contracted to invest a total of $6,000,000 in Agile to support manufacturing upgrades on present equipment and additional manufacturing capacities to enable ABS to exceed $30,000,000 in sales revenues over the next 24 months. An earlier announced HKC investor interest in investing in the Company's future Idaho operation has waned due to their heavy commitment in and involvement with Agile.

The Company obtained a revolving credit facility from Rothchild SA, Nassau, Bahamas ("Rothchild/Primex"). The credit facility provided for monthly draws of $137,500 which could be paid down subsequently in stock with a 1.08 repayment multiple, at the then current market price for stock. The Company drew down $203,500 from Rothchild/Primex and repaid the advances with 692,800 LEEP shares. 176,000 shares of the 692,800 shares are in the issue process as of the date of this report. The balance has been previously issued, as reported in the Company's 10-Q Report for the quarter ending October 31, 1997. The credit facility was terminated on February 25, 1998, due to funding delays and other inefficiencies on the part of Rothchild/Primex.

RESULTS OF OPERATIONS. The Company has yet to generate revenues from the sale of building panels, however, $300,000 has been received in the form of License revenue and an additional $195,250 is due the Company from its affiliate, Agile, for fees and services rendered. The Company financed its cost of operations for the quarter ending January 31, 1998, from stockholder loans and debt conversions. As of February 1, 1998, the Company had $412,138 in short-term debt. The Company's development activities in Pennsylvania and manufacturing site selection and planning in Idaho have been principally financed by shareholder loans, purchase of restricted private stock and shareholder's and management's direct support of operations not paid by the Company. For further analysis, see the Company's Statement of Cash Flows.


PART II -  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Earlier reported deficiencies in the legal response to the Company's law suit against Mr. Metz were brought current when Mr. Metz completed the first phase of his deposition on March 27, 1998. Other procedures and phases of Mr. Metz' deposition are pending.

ITEM 2.    CHANGES IN SECURITIES

There have been no changes in instruments defining the rights of holders of any class of securities.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Since the 10-K Report for the year ending April 30, 1997, filed on November 5, 1997, the Company's annual shareholders' meeting was held. A majority of the shareholders voted in person and by proxy at the meeting to elect last year's directors again, except Mr. Grant Todd, who asked to transfer to the position of advisor to the Board of Directors. Mr. Bill Nordstrom was elected to replace Mr. Todd. The shareholders also voted to retain the Alan Jorgensen CPA firm to audit the Company's books for the fiscal year ending April 30, 1998.

ITEM 5.    OTHER INFORMATION

Matters discussed herein, contain forward-looking statements that involve risk and uncertainties. The Company's results may differ significantly from results indicated by forward-looking statements. Factors that might cause some differences, include, but are not limited to:

- Changes in general economic conditions, including but not limited to increases in interest rates, and shifts in domestic building construction requirements;

- Changes in government regulations affecting customers, the Company, or Agile;

- Risks generally involved in the construction business, including weather, fixed price contracts and shortages of materials or price-competitive labor;

-        Competition;

- The ability of the Company to successfully bring the products from their development stage into full and profitable production;

- The Company and/or Agile's ability to raise sufficient debt and equity capital to perfect Agile's business plans;

- The occurrences of incidents which could subject the Company to liability or fines;

- The Company's and Agile's ability to obtain the sales orders necessary to support the volume of production required to sustain successful operations.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Unaudited financial reports and notes thereto are attached covering the period ending January 31, 1998.

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


                                             Leading-Edge Earth Products, Inc.
                                             (Registrant)


Date: April 3, 1998                     By:  Grant C. Record
                                             CEO and Secretary

                        LEADING-EDGE EARTH PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                            JANUARY 31, 1998 AND 1997

                                   (UNAUDITED)

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)



          Condensed Balance Sheets January 31, 1998 and April 30, 1997

-------------------------------------------------------------------------------------------------------
                                                                        31-Jan-98            30-Apr-97
                                                                       -----------          -----------
ASSETS
Current assets:
     Cash                                                              $    12,357          $     5,897
     Receivables from affiliate, net of adjustment of $256,234               4,070                4,070
     Inventory                                                              30,724                    0
     Prepaid expenses and deposits                                         101,713                6,500
                                                                       -----------          -----------
                    Total current assets                                   148,864               16,467

Other assets:
     Intangible assets                                                       2,008               25,822
     Less accumulated amortization                                          (2,008)              (1,148)
                                                                       -----------          -----------
                    Total intangible assets                                      0               24,674
     Notes receivable                                                      110,078                 --
     Accrued interest                                                        1,235                 --
                                                                       -----------          -----------
                    Total other assets                                     111,313               24,674

                                                                       -----------          -----------
                    Total assets                                       $   260,177          $    41,141
=======================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
     Notes payable                                                     $    66,000          $    74,630
     Accounts payable                                                      119,029              197,342
     Accrued contract salary                                               366,343              334,728

     Accrued royalties and interest payable                                 79,728               96,661
     Loans from shareholder                                                346,138              324,575
                                                                       -----------          -----------
                    Total current liabilities                              977,238            1,027,936

Shareholders' equity (deficit):
     Common stock, no par value                                          5,093,865            4,140,333
     Note receivable from shareholders                                    (483,784)            (483,784)
     Deficit accumulated during development stage                       (5,327,142)          (4,643,344)
                                                                       -----------          -----------
                    Total shareholders' equity                            (717,061)            (986,795)

                                                                       -----------          -----------
                    Total liabilities and shareholders' equity         $   260,177          $    41,141
=======================================================================================================

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)


                     Statements of Operations Three and Nine Months Ended January 31, 1998 and January 31, 1997
-------------------------------------------------------------------------------------------------------------------------
                                                                                                            Period from
                                                                                                            Dec. 23, 1991
                                                      Three months ended            Nine months ended     (inception) through
                                                 ---------------------------   ---------------------------
                                                    1/31/98        1/31/97        1/31/98        1/31/97        1/31/98
                                                 ------------   ------------   ------------   ------------   ------------
INCOME:
     License and consulting revenues             $          0   $     46,000   $          0   $    211,125   $    497,000
     Interest                                          14,581         10,313         37,734         17,264         60,628
     Other                                             37,000             95         44,000         16,559         22,964
                                                 ------------   ------------   ------------   ------------   ------------
     Total income                                      51,581         56,408         81,734        244,948        580,592

RESEARCH AND DEVELOPMENT EXPENSES:
     Salaries                                               0              0              0              0        418,874
     Supplies/shipping                                      0              0              0            301         91,130
     Professional fees                                  1,294          1,471         11,962          3,554        189,677
     License fees                                           0          6,000              0         24,000              0
     Travel                                                 0              0              0              0         11,418
     Rent                                                   0              0              0              0         37,715
     Legal                                              6,728          5,978         10,899         11,132         43,113
     Depreciation/amortization                              0              0            860              0          7,842
     Utilities                                              0              0              0            162          6,371
     Write-down of assets                              23,814              0         23,814         47,534        141,453
                                                 ------------   ------------   ------------   ------------   ------------
     Total research and development                    31,836         13,449         47,535         86,683        947,593

GENERAL AND ADMINISTRATIVE EXPENSES:
     Contract salaries                                 16,260        135,950        110,239        257,667      1,416,331
     Rent                                               2,436          2,383          9,517         10,345         83,794
     Depreciation                                           0              0              0              0          7,912

     Office supplies                                      850          1,789          8,724          6,819         55,739
     Postage and shipping                               1,044          1,687          4,974          4,668         27,733
     Telephone                                          4,296          3,653         10,743         10,588        117,200
     Travel and entertainment                           4,985          6,341         30,976         17,289        194,166
     Relocation                                             0              0            897          3,403         19,464
     Payroll and payroll expenses                           0             48              0         14,423         15,503
     Legal and professional                           122,417         71,757        334,635        149,046      1,174,843
     Stockholder costs                                      0          4,652          2,100          9,088         48,962
     Interest and bank charges                          8,374          7,335         87,812         23,357        159,764
     Promotion & corp. development                     44,446         96,089         76,846        216,523        494,468
     Insurance                                              0              0              0              0          7,865
     Other                                              6,986          1,006          7,050          3,247         19,415
                                                 ------------   ------------   ------------   ------------   ------------
     Total general and administrative                 212,094        332,690        684,513        726,463      3,843,159

Adjustment for unpaid revenues                         11,859           --           33,484           --          256,234
Royalties and royalty buyout expense                        0         37,000              0         37,000        553,000
                                                 ------------   ------------   ------------   ------------   ------------
                                       Net loss  $   (204,208)  $   (326,731)  $   (683,798)  $   (605,198)  $ (5,019,394)

Loss per common share                            $      (0.01)  $      (0.01)  $      (0.02)  $      (0.02)  $      (0.27)
Weighted average shares outstanding                28,109,196     30,067,951     28,109,196     30,067,951     18,509,921
=========================================================================================================================

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)


             Condensed Statements of Cash Flows for Three and Nine Months Ended January 31, 1998 and January 31, 1997
-------------------------------------------------------------------------------------------------------------------------
                                                                                                         Period from
                                                                                                        Dec. 23, 1991
                                                    Three months ended            Six months ended     (inception)through
                                                 -------------------------   -------------------------   -----------
                                                   1/31/98       1/31/97       1/31/98       1/31/97        1/31/98
                                                 -----------   -----------   -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                    $  (204,208)  $  (326,731)  $  (683,798)  $  (605,198)  $(5,327,142)
Adjustments to reconcile net loss to cash
    flows used in operating activities:
     Noncash compensation expenses related to
        nonqualified stock options granted                 0        75,000         5,000       131,500     1,204,339
     Depreciation and amortization                         0             0           860             0        16,184
     Write-off of long-term assets                    38,814             0        38,814        47,534       185,903
     Noncash compensation expenses
         related to stock grants                           0        75,000       465,929       165,900     1,307,805
     Accrued royalties and interest payable          (28,897)       37,000       (16,933)       37,000       220,067
Changes in operating assets and liabilities:
     Receivables                                           0       (46,000)            0      (117,195)       (4,070)
     Inventory                                             0             0       (30,724)            0       (30,724)
     Prepaid expenses and deposits                    95,394        (5,000)      (95,213)       33,401      (101,713)
     Accounts payable                                (16,766)      114,158       (50,813)       96,494       540,555
     Accrued salary obligations                       15,000        36,135        31,615        70,051       380,967
     Accrued interest receivable                           0       (10,312)            0       (17,187)      261,696
     Accrued interest payable                              0         7,044             0        (6,387)            0
                                                 -----------   -----------   -----------   -----------   -----------
                    Net cash used                   (100,663)      (43,706)     (335,263)     (164,087)   (1,346,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Equipment purchases                                   0             0             0             0      (159,064)
     Purchase intangibles                                  0          --         (15,000)         --         (41,822)
     Investment in supplier
     Note receivable in investment company                 0             0       (87,612)      (25,822)      (87,612)
     Pmts on notes receivable from stockholders      (23,701)            0       (23,701)            0       (17,201)
                                                 -----------   -----------   -----------   -----------   -----------
                    Net cash used in investing       (23,701)            0      (126,313)      (25,822)     (305,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                             40,000             0       152,687        72,500       522,687
     Exercise of stock options                             0             0             0        25,000        67,537
     Exercise of Class A warrants                          0             0             0             0         3,300
     Contributed capital                                   0             0             0             0       100,910
     Notes payable exchanged for stock                     0          --         302,416          --         302,416
     Proceeds from notes payable                      66,000        49,330        66,000        49,330       338,130
     Proceeds from loans from stockholders            26,563         6,500        36,563       135,120       656,718
     Payments on notes payable                             0             0       (74,630)            0       (88,130)
     Payments on loans from stockholders                   0             0       (15,000)      (83,500)     (239,379)
                                                 -----------   -----------   -----------   -----------   -----------
                    Cash provided by financing       132,563        55,830       468,036       198,450     1,664,189

                    Net change in cash                 8,199        12,124         6,460         8,541        12,357

Cash at beginning of period                            4,158         2,117         5,897         5,700             0
                                                 -----------   -----------   -----------   -----------   -----------
Cash at end of period                            $    12,357   $    14,241   $    12,357   $    14,241   $    12,357
=========================================================================================================================

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                       From December 23, 1991 (inception)



================================================================================================================================
                                                                                                Deficit            Total
                                                                                                 Accumulated       Stockholders'
                                                 Price                             Notes        during the         Equity
                                                  Per         Common Stock        Receivable -   Development     (Accumulated
                                         Date    Share    Shares        Amount     Stockholders     Stage           Deficit)
--------------------------------------------------------------------------------------------------------------------------------
Balances at inception                  12/31/91          11,936,830   $     5,000    $      --      $      --      $     5,000

Cash contributions and
   unreimbursed expenditures
   incurred on behalf of the Company   1/92-4/92                 --        37,039           --             --           37,039
Net loss                                                         --            --           --        (34,725)         (34,725)
                                                         ---------------------------------------------------------------------
Balances at April 30, 1992                               11,936,830        42,039           --          (34,725)         7,314


Cash contributions and
   unreimbursed expenditures
   incurred on behalf of the Company    5/92-4/93                --        63,871           --             --           63,871
Common stock issued for
   payment of note payable              4/30/93   0.35      168,725        58,725                                       58,725
Common stock issued for
   payment of salary                    4/30/93   0.12       40,000         4,654                                        4,654
Excess of market price
   over exercise price on
   options granted during the year                               --       332,710                                      332,710
Net loss                                                       --            --             --         (504,175)      (504,175)
                                                         ---------------------------------------------------------------------
Balances at April 30, 1993                               12,145,555       501,999           --         (538,900)       (36,901)

Common stock issued for cash            6/22/93   0.54      665,000       360,000                                      360,000
Common stock issued for
   payment of services                  6/22/93   0.54       99,000        53,594                                       53,594
Common stock issued for                                                                                                   --
   payment of stockholder
   loan and accrued interest            7/27/93   0.61      125,400        76,000                                       76,000
Exercise of stock options              4/30/94    0.07      100,000         6,500       (6,500)                             --
Excess of market price
   over exercise price on
   options granted during the year                               --       825,129                                      825,129
Net loss                                                         --            --           --     (1,559,781)      (1,559,781)

                                                         ---------------------------------------------------------------------
Balances at April 30, 1994                               13,134,955     1,823,222       (6,500)    (2,098,681)        (281,959)

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                       From December 23, 1991 (inception)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Deficit        Total
                                                                                                   Accumulated   Stockholders'
                                                   Price        Common Stock           Notes        during the      Equity
                                                    Per    ---------------------     Receivable -   Development  (Accumulated
                                        Date       Share      Shares     Amount      Stockholders      Stage        Deficit)
-------------------------------------------------------------------------------------------------------------------------------
Balances at April 30, 1994                                 13,134,955  1,823,222         (6,500)    (2,098,681)     (281,959)

Common stock issued for
   payment of professional
   fees and royalty obligations         5/31/94       0.50  1,054,863    526,500                                      526,500
Exercise of options for cash            6/30/94       0.09    207,400     18,996                                      18,996
Cash payment of note
   receivable from stockholder          7/31/94                    --         --          6,500                        6,500
Exercise of options for
   cancellation of note payable          8/4/94       0.12    197,680     23,000                                      23,000
Grant of stock options in
   payment of accrued salaries         10/31/94                    --    120,000                                     120,000
Exercise of options for
   notes receivable                  11/94-2/95       0.13  1,859,172    246,099       (246,099)                          --

Common stock issued for
   payment of accounts payable         12/31/94       0.84     45,796     38,240                                      38,240
Exercise of Class A warrants
   for cash                             1/31/95       2.00      1,650      3,300                                       3,300
Exercise of Class A warrants
   payment of note payable              1/31/95       2.00     50,000    100,000                                     100,000
Net loss                                                           --         --             --     (1,303,988)   (1,303,988)

                                                           ------------------------------------------------------------------
Balances at April 30, 1995                                 16,551,516  2,899,357       (246,099)    (3,402,669)     (749,411)

Common stock issued for                                                                                                 --
   payment of accounts payable          9/28/95       0.63     20,800     13,000                                      13,000
Common stock issued for cash            11/6/95       0.80     12,500     10,000                                      10,000
Common stock issued in exchange
   for investments in affiliates        12/4/95            11,884,615                                                     --
Common stock issued for
   payment of accounts payable         12/10/95       0.50    150,000     75,000                                      75,000
Exercise of options for cash           12/27/95       0.12    202,320     23,541                                      23,541
Common stock issued for
   payment of accounts payable          1/12/96       0.75    100,000     75,000                                      75,000
Offset of notes receivable
   from stockholdrs with
   related loans from stockholders      2/28/96                               --        117,315                      117,315
Common stock issued for
   payment of accounts payable          3/11/96       0.75    100,000     75,000                                      75,000
Common stock issued for
   payment of accounts payable
   and accrued interest and royalties   4/29/96       1.03    250,000    258,011                                     258,011
Excess of market price over
   exercise price on options
   granted during the year              4/30/96                    --     41,500                                      41,500
Net loss                                                           --         --             --       (402,536)     (402,536)

                                                           ------------------------------------------------------------------
Balances at April 30, 1996                                 29,271,751  3,470,409       (128,784)    (3,805,205)     (463,580)

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                       From December 23, 1991 (inception)


=================================================================================================================================
                                                                                                       Deficit         Total
                                                                                                     Accumulated    Stockholders'
                                                   Price                                Notes         during the       Equity
                                                    Per          Common Stock         Receivable -    Development   (Accumulated
                                          Date     Share     Shares        Amount     Stockholders       Stage         Deficit)
---------------------------------------------------------------------------------------------------------------------------------

Balances at April 30, 1997                                 25,876,350     4,140,333      (483,784)     (4,643,344)      (986,795)

Common stock issued for
   accounts payable                     5/15/97     0.40       62,500        25,000                                       25,000
Common stock issued for
   accounts payable                     5/30/97     0.43       75,000        32,400                                       32,400
Stock options issued for
   accounts payable                     6/6/97      0.00           --         5,000                                        5,000
Common stock exchanged for
   note payable                         6/6/97      0.43      178,279        76,660                                       76,660
Common stock exchanged for
   shareholder loan                     6/6/97      0.43       37,272        16,027                                       16,027
Common stock issued for
   accounts payable                     6/6/97      0.43      110,796        47,642                                       47,642
Common stock issued in exchange
   for services net of 600,000 shares
   claimed by the Company (Note 13)     6/6/97      0.52      600,000       312,000                                      312,000
Common stock issued in
   exchange for services                6/6/97      0.43      113,690        48,887                                       48,887
Common stock issued for cash            6/26/97     0.18      114,133        20,000                                       20,000
Net loss                                                           --            --            --        (210,125)      (210,125)

                                                           ---------------------------------------------------------------------
Balances at July 31, 1997                                  27,168,020     4,723,949      (483,784)     (4,853,469)      (613,304)

Common stock exchanged
   for note payable                     8/21/97     0.62      316,800       196,416                                      196,416
Common stock exchanged
   for note payable                    10/15/97     0.25      424,000       106,000                                      106,000
Net loss                                                                                                 (269,465)      (269,465)

                                                           ---------------------------------------------------------------------
Balances at October 31, 1997                               27,908,820     5,026,365      (483,784)     (5,122,934)      (580,353)

Common stock issued for services        11/1/97                  0.40       100,000        40,000                         40,000
Common stock issued for
  accounts payable                      12/1/97                  0.40         6,250         2,500                          2,500
Common stock issued for
  accounts payable                      1/29/98                  0.27        94,126        25,000                         25,000

Net loss                                                                                                 (204,208)      (204,208)

                                                           ---------------------------------------------------------------------
Balances at January 31, 1998                               28,109,196    $5,093,865     $(483,784)    $(5,327,142)     $(717,061)
                                                           =====================================================================

                        LEADING-EDGE EARTH PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 1998
                                   (UNAUDITED)
1.     General

The interim financial statements have been prepared by the Company without audit and are subject to normal recurring year-end adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company as of January 31, 1998, and the results of operations for the three and nine months ending January 31, 1998 and 1997. It is suggested that these interim statements be read in conjunction with the financial statements and notes thereto contained in the Company's audited financial statements for the year ended April 30, 1997. The results of operations for the three and nine months ended January 31, 1998, are not necessarily indicative of the results to be expected for the full year.

2.     Income Taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Losses prior to 1995 will be capitalized. From 1995 on, the year in which the Company received its first license revenue, most losses should be carried forward. Valuation allowances are established when necessary to reduce the tax payable or refundable for the period plus or minus the change during the period in net deferred tax assets and liabilities.

3.     Net Loss Per Common Stock

Net loss per common share is computed based on the weighted average number of common shares and common share equivalents outstanding. When dilutive, stock options are included as common share equivalents using the treasury stock method.

4.     Continuing Existence

The Company has yet to produce and sell its products. The burden of trade debt has been reduced with short-term borrowing and stockholder loans. The Company's ability to continue in existence is dependent upon obtaining sufficient funding to begin manufacturing operations and achieve a positive cash flow either for itself or in conjunction with affiliates. Management is confident that sufficient funding and operational success will be achieved to allow the Company to realize planned business objectives, but at this time it is not assured.

5.     Issuance of Securities

The Company issued 100,000 shares to vendors for services and 100,376 to vendors in exchange for accounts payable.

The Board has authorized 100,000 shares of restricted Rule 144 stock reserved for future services by a vendor.

6.     Receivables Due From Affiliate

As a result of the agreement completed in March of 1997 with Agile and WLP the Company does not expect to collect license and consulting revenues and interest due from Agile until Agile is in production and is in a position to make payments on its payables to the company. Consequently, the Company has established a reserve of $256,234 for receivable from Agile.

7.     Investments in Affiliates

The Company has a 35% equity interest in Agile Building Technologies, Inc. ("Agile"), with the remaining 65% interest being held by other investors. This investment is accounted on the Company's books, using the "equity method". Any asset or equity distributions from Agile will be made in accordance with the respective ownership interests. Agile is a development stage enterprise which contracted on October 28, 1997 to join venture manufacture its products in the new entity, Agile Building System, Inc. ("ABS"). A 5% royalty-bearing license was granted to ABS to manufacture Agile products based on technology developed jointly and/or independently by the Company and/or Agile. Agile owns a 49% non-dilute-able interest in ABS. The Company has recorded no value related to this investment. Agile has incurred operating losses since its inception in December 1995.

8.     Agile's Reported Net Losses

The Company has not recognized its proportionate share of Agile's net losses as the Company has no obligation to fund any such losses and carries its investment in Agile at zero.

9.     Inventory

The Company purchased and took possession of a supply of polyester-coated, custom-embossed sheet steel which it is holding for, and expects to transfer to, planned operations in Pennsylvania and Idaho. There is no other inventory being reported on the Company's financial statement.

10.    Other Assets

On August 29, 1996, the Company assumed an agreement entered into by Grant Record on March 30, 1996. In this agreement, the inventor disclosed certain proprietary information for the use of Magnesium Oxide Technology (MgO) and the Company received an exclusive and assignable right to the licensed technology, including enhancements made by the licensee. The MgO technology is used to control odors produced in the manufacturing process of its principal product. The Company obtained the right to use the technology by paying $25,822, which it financed with a stockholder loan. The Company showed this purchase as an intangible asset. The continued right to use the product depends on the Company's payment of $25,000 per year minimum royalty to the inventor and the inventor accepting the payment. Both the company and the Licensor have agreed to abandon the license agreement and therefore this asset is being written off. The Company is examining the cost and trade-offs of in-house developed/controlled slurry technology versus vendor purchased slurries. The Company's criteria for developing and/or holding slurry technology is that MgO slurry or equivalent be low cost, fireproof, waterproof, easy to apply and competitively priced with similar commercially available products.



11.    Accrued Royalties

By agreement with the Licensor, accrued royalties relating to the intangible asset as described in Note 10, have been eliminated, and is recorded as other income of $37,000.

12.    Automobile Lease

The Company has a motor vehicle lease agreement with 21 monthly payments of $459.14 due in the remainder of the lease.

13.    Subsequent Events

On February 24, 1998, the Company officially terminated Consulting Agreements with three consultants, for which it had paid an advance retainer of an aggregate of 1,200,000 shares of the Company's stock. The February 24, 1998, Termination Agreements provide for the timely return of an aggregate of 600,000 shares for cancellation, as previously reported. Neither consultants nor the Company have any ongoing responsibilities to one another.

The Company terminated its credit facility with Rothchild S.A. and Primex Bahamas Ltd. on February 25, 1998, after drawing down an aggregate of $203,500 since July 1997. A combination of issued and committed shares totaling 692,800 shares is accounted as the total cost to repay the $203,500 borrowed from Rothchild/Primex. 176,000 shares are in the issue process, and 516,800 shares have been issued as reported in the Company's 10-Q Report for the quarter ending October 31, 1997.

                      CREDIT FACILITY TERMINATION AGREEMENT


This Termination Agreement is made between Leading Edge Earth Products, Inc., an Oregon Corporation ("LEEP"), and Primex (Bahamas) Ltd. a Bahamian International Business Corporation ("Primex"), the parties hereto. The Parties intend by this Termination agreement to modify, terminate and settle all rights, duties, and claims between them arising out of that certain Revolving Credit Agreement made between LEEP and Rothchild Group, S.A. as of July 1, 1997, a copy of which is attached hereon as "Exhibit A" (the "Credit Agreement").


For good and sufficient compensation, receipt of which is acknowledged between the Parties it is Agreed as follows:


1. Primex is the successor in interest to Rothchild Group, S.A. and Primex warrants to LEEP that it has full power and authority to modify and terminate said Credit Agreement with LEEP.


2. The Credit Agreement is terminated and neither Primex nor Rothchild Group, S.A. ("Lendors") shall have any further duties to LEEP under said Agreement except as to maintain confidentiality and non-disclosure as provided in said Agreement. Primex hereby represents it and Rothchild, S.A. are non US persons as defined by Regulation S of the US SEC act of 1933. LEEP shall have no further duties or responsibilities to Lendors whatever.


3. 492,800 shares of LEEP were delivered to Lendors under the Credit Agreement in satisfaction of loans or other facilities made thereunder to LEEP. It is Agreed by the Parties that LEEP has no indebtedness or any other obligation whatever to Lendors or any person deriving any claim thereunder. With respect to said 492,800 shares of LEEP received by Lendors said shares will be disposed or maintained as follows:


         (a). 176,000 shares of LEEP shall be considered as restricted under the Securities laws of the United States and may not be offered transferred or otherwise disposed of without an exemption from registration by Lendors. In addition, said shares shall only be held in non-electronic certificate form for a period of two years herefrom and any transfers may only be made during that period in certificate; said shares will have legends imposed thereon in consonance herewith.


         (b). Lendors warrant the 316,800 share remaining of LEEP held by Lendors are either held by Lendors in street name, or have been transferred solely in offshore transactions to non-United States persons in accordance with Regulation S. Said shares which are represented by certificate # 6399 shall be in unlegended and held in electronic form in the name of Lendors' nominee, RBC Dominion Securities (Global) Limited ("RBC"). Primex agrees to supply long position reports or otherwise demonstrate to LEEP that said shares are not being sold except in offshore transactions to non-U.S. persons.


4. Notices: Notices made hereunder shall be delivered in writing as follows:

         To LEEP:

         Grant Record, CEO
         616 Blue Lake Blvd.
         Twin Falls, Idaho 83301
         Facsimile #208-734-3933

         To Lendors:

         Primex (Bahamas) Limited
         P.O. Box N4944
         328 Bay Street
         Nassau, Bahamas
         Facsimile #242-322-1612; Attn Dennis J. Sutton, Director

         On five days notice, either Party may, by notifying the other as proved hereabove, modify the person or place of notification.

5. This Agreement is the final and complete Agreement of the Parties and supercedes any prior Credit Agreement between the Parties. No modification hereto shall be effective unless in writing and signed by the Parties.

         Dated this 25th day of February, 1998.

         Leading Edge Earth Products, Inc.              Primex (Bahamas), Ltd.

         By:                                            By:
            -------------------------------------          -------------------
            Grant Record, Chief Executive Officer          Dennis Sutton

                           SHARE DISPOSITION AGREEMENT

This Share Disposition Agreement is made between Leading Edge Earth Products, Inc., an Oregon Corporation ("LEEP"), and Primex (Bahamas) Ltd. a Bahamian International Business Corporation ("Primex"), the Parties hereto. The Parties intend by this Agreement to provide for the maintenance and disposition of 600,000 shares of LEEP which Primex has acquired under Certificate # 6454 [Certificate # 6454 represents an aggregate of 1,200,000 LEEP shares, 600,000 of which are, by separate agreement, the property of LEEP and 600,000 are the property of Primex] (the "LEEP shares").


For good and sufficient consideration, receipt of which is acknowledged between the Parties it is Agreed as follows:


1. 200,000 of the LEEP shares shall be held for one year from the date hereof only in certificate form by Primex. No transfers during said year will be permitted unless in certificate form to non-U.S. Persons in offshore transactions as defined by Regulation S under the Securities Act of 1933.


2. The remaining 400,000 shares are intended to be transferred in an offshore transaction, as a proposed investment by Primex in L/A Investors, Inc. a British Virgin Islands Company within 45 days from the date hereof. In the event the shares are not transferred to L/A Investors within 45 days from the date of this Agreement, Primex shall return the shares to LEEP for cancellation. Primex represents that it is a non US person as defined by Regulation S of the US SEC act of 1933, and that it holds documentation demonstrating that L/A Investors is a non US person as defined by Regulation S of the US SEC act of 1933.


3. Notices: Notices made hereunder shall be delivered in writing as follows:

         To LEEP:
                     Grant Record, CEO
                     616 Blue Lake Blvd.
                     Twin Falls, Idaho 83301
                     Facsimile # 208-734-3933

         To Primex:
                     Primex (Bahamas) Limited
                     P.O. Box N4944
                     328 Bay Street
                     Nassau, Bahamas
                     Facsimile # 242-322-1612; Attn Dennis J. Sutton, Director

         On five days notice, either Party may, by notifying the others as proved hereabove, modify the person or place of notification.

4. This Agreement is the final and complete Agreement of the Parties and supercedes any prior Agreement of the parties. No modification hereto shall be effective unless in writing and signed by the Parties.

         Dated this 25th Day of February, 1998.

         Leading Edge Earth Products, Inc.      Primex (Bahamas), Ltd.


         By:                                    By:
            -------------------------              -------------------------
            Grant Record,                          Dennis J. Sutton, Director
            Chief Executive Officer

                        CONSULTING TERMINATION AGREEMENT


This Termination Agreement is made between Leading Edge Earth Products, Inc., an Oregon Corporation ("LEEP"), and Kane International, Ltd., a Belize Corporation ("Consultant"), the Parties hereto. The Parties intend by this Termination Agreement to modify, terminate and settle all rights, duties, and claims between them arising out of that certain Consulting Agreement made between them on June 16, 1997, a copy of which is attached hereon as "Exhibit A" (the "Consulting Agreement").


For good and sufficient consideration, receipt of which is acknowledged between the Parties it is Agreed as follows:


1. The Consulting Agreement is terminated and the Consultant, a non US person as defined by regulation S of the US SEC act of 1933, shall have no further duties to LEEP as provided in said Agreement except as to maintain confidentiality and non-disclosure as provided in said Agreement. LEEP shall have no further duties or responsibilities to Consultant whatever.


2. The 400,000 shares of LEEP common stock which were delivered to Consultant under the Consulting Agreement shall be returned as follows:

    (a). 200,000 shares of LEEP shall be immediately returned to LEEP within fifteen days of execution hereof and shall be cancelled.

    (b). 200,000 shares of LEEP shall be delivered and registered in an offshore transaction to Primex (Bahamas), Ltd. which Consultant constitutes herein as its designee and transferee and with full power and ownership thereof without any residual rights with respect thereto by Consultant.


3.  Notices: Notices made hereunder shall be delivered in writing as follows:

To LEEP:
See Exhibit A


To Consultant
See Exhibit A


On five days notice, either Party may, by notifying the other as proved hereabove, modify the person or place of notification.

4. This Agreement is the final and complete Agreement of the Parties and supercedes any prior Agreement of the parties. No modification hereto shall be effective unless in writing and signed by the Parties.

Dated this 24th day of February, 1998.

Leading Edge Earth Products, Inc.      Kane International, Ltd.


By:                                    By:  /s/ Peyman Zia
    -------------------------              -------------------------
    Grant Record,
    Chief Executive Officer

                        CONSULTING TERMINATION AGREEMENT


This Termination Agreement is made between Leading Edge Earth Products, Inc., an Oregon Corporation ("LEEP"), and Soralena Enterprises, Limited, an Irish Corporation ("Consultant"), the Parties hereto. The Parties intend by this Termination Agreement to modify, terminate and settle all rights, duties, and claims between them arising out of that certain Consulting Agreement made between them on June 16, 1997, a copy of which is attached hereon as "Exhibit A" (the "Consulting Agreement").


For good and sufficient consideration, receipt of which is acknowledged between the Parties it is Agreed as follows:


1. The Consulting Agreement is terminated and the Consultant, a non US person as defined by regulation S of the US SEC act of 1933, shall have no further duties to LEEP as provided in said Agreement except as to maintain confidentiality and non-disclosure as provided in said Agreement. LEEP shall have no further duties or responsibilities to Consultant whatever.


2. The 400,000 shares of LEEP common stock which were delivered to Consultant under the Consulting Agreement shall be returned as follows:

    (a). 200,000 shares of LEEP shall be immediately returned to LEEP within fifteen days of execution hereof and shall be cancelled.

    (b). 200,000 shares of LEEP shall be delivered and registered in an offshore transaction to Primex (Bahamas), Ltd. which Consultant constitutes herein as its designee and transferee and with full power and ownership thereof without any residual rights with respect thereto by Consultant.


3.  Notices: Notices made hereunder shall be delivered in writing as follows:

To LEEP:
See Exhibit A


To Consultant
See Exhibit A


On five days notice, either Party may, by notifying the other as proved hereabove, modify the person or place of notification.

4. This Agreement is the final and complete Agreement of the Parties and supercedes any prior Agreement of the parties. No modification hereto shall be effective unless in writing and signed by the Parties.

Dated this 24th day of February, 1998.

Leading Edge Earth Products, Inc.               Soralena Enterprises, Limited



By:                                    By:   /s/ Eilish Murphy
   -------------------------              -------------------------
   Grant Record,
   Chief Executive Officer

                        CONSULTING TERMINATION AGREEMENT



This Termination Agreement is made between Leading Edge Earth Products, Inc., an Oregon Corporation ("LEEP"), and Jasari International, Inc., a Belize Corporation ("Consultant"), the Parties hereto. The Parties intend by this Termination Agreement to modify, terminate and sttle all rights, duties, and claims between them arising out of that certain Consulting Agreement made between them on June 16, 1997, a copy of which is attached hereon as "Exhibit A" (the "Consulting Agreement").


For good and sufficient consideration, receipt of which is acknowledged between the Parties it is Agreed as follows:


1. The Consulting Agreement is terminated and the Consultant, a non US person as defined by regulation S of the US SEC act of 1933, shall have no further duties to LEEP as provided in said Agreement except as to maintain confidentiality and non-disclosure as provided in said Agreement. LEEP shall have no further duties or responsibilities to Consultant whatever.


2. The 400,000 shares of LEEP common stock which were delivered to (Former name, former address and former fiscal year, if changed since Consultant under the Consulting Agreement shall be returned as follows:

    (a). 200,000 shares of LEEP shall be immediately returned to LEEP within fifteen days of execution hereof and shall be cancelled.

    (b). 200,000 shares of LEEP shall be delivered and registered in an offshore transaction to Primex (Bahamas), Ltd. which Consultant constitutes herein as its designee and transferee and with full power and ownership thereof without any residual rights with respect thereto by Consultant.


3.  Notices: Notices made hereunder shall be delivered in writing as follows:

To LEEP:
See Exhibit A


To Consultant
See Exhibit A


On five days notice, either Party may, by notifying the other as proved hereabove, modify the person or place of notification.

4. This Agreement is the final and complete Agreement of the Parties and supercedes any prior Agreement of the parties. No modification hereto shall be effective unless in writing and signed by the Parties.

Dated this 25th day of February, 1998.

Leading Edge Earth Products, Inc.              Jasari International, Inc.



By:                                            By:  /s/ Diane Dentith
   -------------------------                      -------------------------
   Grant Record,
   Chief Executive Officer