Form 10KSB40
period 1998-04-30
LEADING EDGE EARTH PRODUCTS INC
filed 1998-10-07
CIK 911212

                                   FORM 10-KSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X) 15, ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended April 30, 1998

( ) 15, TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from___________ to ____________
                        Commission file number 93-67656-S

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        ---------------------------------
                 (Name of small business issuer in its charter)

                         Oregon                          93-1002429
                         ------                          ----------
        (State of incorporation or organization)    (I.R.S. Employer ID No.)

                    319 Nickerson St. #186, Seattle, WA 98109
                    ------------------------------------------
               (Address of principal executive offices) (Zip Code)
                     Issuer's telephone number 800-788-3599
        Securities registered under Section 12 (b) of the Exchange Act:

          Title of each Class         Name of each exchange on which registered
                none                                     none
                ----                                     ----
         Securities registered under Section 12 (g) of the Exchange Act:
                                      none
                                      ----
                                (Title of class)
     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 9d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X]

     Yes [ ]             No [ ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $53,448

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of August 21, 1998: $8,103,221

State number of shares outstanding of the Registrants common stock as of August 21, 1998: 27,942,140

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

PART 1

ITEM 1.        DESCRIPTION OF BUSINESS.

INTRODUCTION AND OVERVIEW: Leading-Edge Earth Products, Inc., an Oregon Company (the "Company"; also referred to as "LEEP"), is the result of a merger on December 29, 1992, of Leading-Edge Earth Products, a Washington corporation, and Crystal Asset Management, an Oregon corporation. The merger was accounted for as a pooling of interest. The objective of the Company is to develop lightweight, highly insulated, composite building panels to form entire wall, roof, floor, and partition sections for residential and non-residential building construction. The panels are designed to substitute for wood and other traditional materials and building systems. The Company believes its products will have major worldwide appeal for single-family and multi-family residential construction, including third-world housing, as well as non-residential construction. Highly insulated, stand-alone warehouse, office, restaurant, retail and specialty buildings define the Company's initial target market.

The Company completed its Research & Development (R&D) phase in 1997 and is currently focused on manufacturing, marketing and selling its resultant product known as "LEEP STRUCTURAL CORE(TM)" or "LEEP CORE." Other than R&D, the Company has had only nominal business activity. During 1996 and 1997 the Company recognized some fee income and expenses related to the use of its technology (see Management's Discussion and Analysis of Operations below). The Company conducted research and development activities at a series of locations beginning in Rainier, Washington (1992-1993); Shelton, Washington (1993-1994); and Seattle, Washington (1994-1996). Commencing in 1995, the Company began seeking a strategic alliance through which manufacturing processes and further materials development could be financed and undertaken. This search resulted in an agreement signed in December 1995 between the Company and a Pennsylvania-based group, WLP, Associates, Ltd. (WLP). The agreement specified the formation of independent affiliate companies, Agile Building Technology, Inc. (Agile), and Agile Investment Corporation (AIC), both Pennsylvania-based companies. Agile was designed to be the operating company, and AIC, a holding company. LEEP took a 35% equity position in Agile and a sliding scale ownership position, based on the co-founders' funding performance, in AIC.

Upon Agile commencing operations, the Company's R&D staff was disbanded in Seattle and the Company's only remaining employees, going into calendar 1996, were a corporate communication assistant and its CEO, Grant C. Record. Mr. Record moved to the Agile location in early January 1996, to represent the Company and consult in Agile's development activities to support the Agile License. Certain Board of Directors members and consultants assisted the Company during the period with accounting, audit, public relations and other corporate activities during the period.

The structure, ownership, financing and responsibilities were subsequently changed again in February 1997 and October 1997 (see Management's Discussion and Analysis, Item 6).

R&D IN PENNSYLVANIA: Between January 1996 and November 1996, Agile, with the Company's support, developed two product groups to prototype levels for the building construction industry. One product group proved to be too slow to manufacture and was dropped. The other group (interior and exterior insulated wall coverings) supported Agile's continued existence and its development program.

During the third quarter of calendar 1996, Agile investors ceased to financially support the Agile/LEEP development activities. New investors were identified and cultivated in order for Agile and LEEP to keep developmental momentum. On February 28, 1997, a new contract was signed which replaced the Agile/LEEP December 1995 Agreement and gives Agile and LEEP autonomy to independently develop their respective products and markets. According to the terms of the February 28 Agreement, AIC was to be merged into Agile and LEEP retained its passive 35% equity position in Agile. Approximately 5,000,000 LEEP shares out of 11,000,000 held by AIC were returned to the Company and retired, with the balance continuing to be held and/or sold to support R&D activities. LEEP had the right to invest $1,000,000 in Agile by December 31, 1997, which it did not exercise. As of the filing of this report, the Company is negotiating to sell its 35% passive investment in Agile.

In November 1996, the Company and a shareholder, L/A Investors, Inc. (L/A), agreed to fund ongoing efforts in Pennsylvania to complete the LEEP STRUCTURAL CORE R&D through the preliminary testing phase. Grant Record, the Company's CEO, agreed to head up the development and to support himself financially over the period. The Company agreed to accrue Mr. Record's salary on the books over the period. There was no written contractual agreement between L/A and the Company, as the parties could not determine the duration and financial impact of the project. There was a general understanding that L/A would sell its position in the development of the Company for additional shares of the Company's stock and return some of L/A's invested cash on some basis to be determined after the parties developed an appreciation for the magnitude of the task. Mr. Record agreed to itemize and track the expenditures for the parties. At that time, the product began to be known as LEEP STRUCTURAL CORE (TM) or LEEP CORE. Sufficient development and testing was completed on LEEP CORE to attract the interest of the City of Twin Falls, Idaho, to assist LEEP to explore establishing a high-volume manufacturing operation in Idaho. Manufacturing sites in Twin Falls County, Idaho, proved to be difficult to develop, and the Company found a more attractive site to develop in Shoshone, Idaho, about 25 miles north of Twin Falls (see "Management Discussion and Analysis" below). Overlapping and in tandem with the Idaho manufacturing site planning and development activity, a LEEP CORE pilot manufacturing operation was begun in Montgomery, Pennsylvania. L/A provided much of the cash to cover the costs of establishing and operating the Montgomery facility and conducting the Idaho activities. L/A formed a Nevada corporation named, "LEEP Building Systems, Inc." (LBS). Accounting records of all expenses associated with the Pennsylvania and Idaho operations were shifted into LBS. The Company is negotiating to buy LBS with all rights and title to everything L/A has started, owns and maintained in Idaho and Pennsylvania over the period.

PRODUCT DEVELOPMENT CRITERIA: Wood, metal, and concrete products are the predominant structural materials used in the building construction industry. The Company believes that substitutes for traditional wood structural elements will be used for the future generations of building components because of the dwindling supply of timber occasioned by regulatory and environmental considerations. The Company believes that the market will demand that future building materials be lightweight, fire-resistant, water-resistant, sound abating, rot-resistant and offer seismic and wind-resistant properties. The Company believes that many future requirements cannot be met with current metal, wood and concrete products. The

Company's LEEP STRUCTURAL CORE(TM) product is believed to address the above performance criteria while at the same time addressing the ever-important competitive cost requirements.

ENVIRONMENTAL CONSIDERATIONS: A major focus and program emphasis of the Company is to develop and manufacture environmentally friendly products that are nontoxic at every level from the manufacturing process through the end product, and environmentally sound for long-term use. As a practical matter, other than compliance with OSHA standards for manufacturing which is common to all U.S. manufacturing companies, there are no major product related environmental considerations known by the Company that are mandated by law at this time. The Company believes its product performance specifications meet or exceed environmental requirements for most applications. The Company calculates that approximately 270 fir trees a day can be left standing for each full production day for each LEEP production machine. The Company believes that no material or process it uses is hazardous to people or to the environment. The Company's main LEEP STRUCTURAL CORE(TM) is capable of insulation values ranging from 50% to 100% greater than standard building code requirements, thereby promoting significant savings of fossil fuel used for heating and cooling. Enough LEEP CORE can be shipped on a 40-foot long truck trailer to build two medium size American houses, therefore the product's compactness and lightweight effect large savings of fuel for transportation purposes.

When fully implemented, the Company believes its technology will enable avoidance of the loss of substantial amounts of the planet's forest products, and contribute to the above major savings in transportation costs and attendant fossil fuel use. In addition, there will be savings in both summer and winter fuel costs because the Company's main product offers thermal insulation properties that are superior to those of conventional materials. Insurance rates will likely be favorably affected as well because of the product's natural calamity-resistant properties.

All of the company's environmental features and benefits would not make a material difference in the building construction industry if the technology and practical aspects of producing the product did not support use of large-scale manufacturing facilities. A principle focus of the Company and its management has been on developing products that lend themselves naturally to high-volume production. The production machinery the Company plans to use is capable of producing enough LEEP CORE product to support construction of 27 medium size American houses each full production day, in each of the Company's large-scale manufacturing facilities in the U.S.

ABOUT THE TECHNOLOGY: The Company uses composite technology. Composite technology is based on the principle that when two or more pieces of material (sheets or beams) are laminated together, the two or more pieces become a unitized composite member. The resulting member's structural strength-to-weight relationship is greatly improved, when compared with the weight and corresponding strength of non-composite materials. This composite technology is the basis for the Company's current and future anticipated patent and other proprietary positions. Better strength/weight performance of products translates to less material/less weight being required to construct buildings. This composite technology can be applied so as to make products that weigh 200 pounds vs. 1,900 pounds, in the case of solid concrete, brick or block comparisons; and 200 pounds vs. 900 pounds, in the case of wood product comparisons. Specifically, LEEP CORE weighs less than wood or concrete and offers exceptional strength to weight (ratio) structural performance. This means that lighter weight

LEEP CORE can support greater wall, roof and floor loads than solid materials of the same weight.

RESEARCH AND DEVELOPMENT: In the year ending April 30, 1998, the Company directly expended $26,923 performing research and development on its technology and products. L/A Investors, Inc., invested more than $500,000 between October 1996 and the present to support the Company's R&D, pilot manufacturing and positioning to begin large-scale manufacturing in Idaho. The Company's main focus between November 1996 and the present has been LEEP STRUCTURAL CORE(TM) panel development and pilot manufacturing. The Company is negotiating to purchase from L/A all interests L/A has in the Pennsylvania and Idaho activities and operations. It was agreed, for the company's protection, that all technology rights would be maintained by the Company. The Company filed extensive additional patent claims in its name relative to LEEP STRUCTURAL CORE technology. The Company also developed major custom tooling, in its name, to support production of specific items and configurations shown in the Company's new patent application.

Subsequent to the Company's fiscal 1996 10-K report, the Company elected to stop the earlier development activities on Magnesium Oxide and other slurry-based surface-covering skin development in order to concentrate on the LEEP CORE product. A variety of alternative slurry and other types of skin materials recently came to market which are cost effective for the Company's needs.

MANUFACTURING METHODS AND OUTLOOK: Prototype panels were initially fabricated using rudimentary manual presses and conventional metal bending equipment. Sheet metal was hand-bent to the Company's proprietary design configuration. The front and back metal parts (top and bottom), up to 20' long, were put in a manual containment press; expanding foam chemical was hand-mixed and added to the cavity and held for an adequate expansion and solidification time. The completed metal panels were then removed and tested during the initial eight month development and testing phase. Over this phase of development, the panel configuration was evolved to meet higher and higher levels of performance criteria up to the point that 5" thick panels met Commercial Floor Load and Hurricane V Wind-load codes. To the Company's knowledge, 5" foam/metal panels have never before attained such advanced structural performance levels.

Subsequent to the testing phase, the next phase of manufacturing was perfected in early 1998. Based on earlier designs of custom, Company-proprietary "Shuttle Presses," the fabrication of the first such press was put into operation during the first quarter of 1998. Enough LEEP CORE product can be produced in the Company's Pennsylvania plant to support construction of one small commercial style building per week. Commercial sheet metal fabricators using numeric-controlled metal presses are supplying the custom metal parts to support the pilot-manufacturing phase. The Company leased a modern computer-controlled foam generation system manufactured by Linden Systems Company. This equipment is on consignment with LBS in Pennsylvania to enable LBS to supply the company with high-tolerance, commercial grade LEEP CORE product from LBS at this early stage, until the Company officially perfects this plan and arrangement to take over the Pennsylvania manufacturing operation.

The Company's large-scale manufacturing plant configuration is planned to consist of: two metal roll forming machines which continuously pre-form the top and bottom parts; two 10,000-lb. metal coil handlers; an automatic insulating chemical foam generator; a 127-foot long custom laminator (which takes the place of the present individual containment presses); a computer-controlled flying cut-off saw; and a 100-foot cool-down/stabilizing chamber. With this configuration, the Company plans, under computer control, to automatically cut the panels to custom length per work order instructions. The Company plans that custom lengths will be automatically bonded together as they come out of the stabilization chamber, to custom form specific large panel sections with which to construct walls, roofs and floors. The company plans to have this large-scale Automated Laminator Production System operational by the end of the first quarter of 1999. The longer lead-time metal forming machine tooling design has been funded and completed. The aim of the current design and fabrication phase is to produce operating manufacturing equipment by early 1999, and to install the equipment and be operational by the end of the first quarter of 1999. Achieving the goals and schedules is dependent on the Company's receipt of Industrial Revenue Bond and/or Public Offering Proceeds and/or Private Placements funding and/or equipment lease-line financing totaling no less than an aggregate of $7 million between September 1998 and June 1999.

Site selection, site use permit, a site environmental phase I study, and all tasks leading to the Company's final building design and permit have been completed. The Company is now waiting for the title release of its first choice 35-acre rail-side manufacturing building site from the Union Pacific Railroad. The railroad has agreed to sell the property to the Company on attractive terms in order to encourage the Company's commercial development of the property. Formalities concerning the title transfer are expected to be completed during October 1998. Completing this building site development and building construction is dependent on the company's receipt of interim on-going operating funds and funds to complete the land purchase and bank and/or private construction loan and/or long term mortgage financing and/or IRB funding.

TESTING AND CODE APPROVALS: The Company's main product, LEEP STRUCTURAL CORE(TM), has been tested extensively using ASTM specified test criteria for wind and floor loading capabilities. The testing has been done internal to the Company using applicable ASTM standards. No tests were certified. Such certified testing is readily available and results can be efficiently obtained at commercial labs and some universities, for reasonable rates. The Company plans to use the University of Washington for compressive testing of its 4" LEEP CORE product in September 1998. Structural tests will be conducted for a wide variety of point-load support configurations to support engineering requirements for a wide variety of building constructions and sizes, as well as non-point-load tests for wall, roof and floor requirements.

MARKETS AND MARKETING: The Company believes that recent changes in the construction industry create an increased desire by builders to buy pre-manufactured, or fabricated, construction components. According to Automated Builders Magazine (August 1996), panelized construction sales exceeded wood-frame construction for the first time in history (39% vs.36%) in the United States in calendar year 1995. This trend continued in 1996 and 1997, and the trend is gaining yet more momentum in 1998, according to US Government Economic Development Department publications, Automated Builder publications, and other industry study groups..

The Company has identified four vertical markets which have heavy demands for cost-effective product with advanced performance characteristics such as those provided by LEEP CORE:
1. 1,000 to 15,000-sq. ft. building size range, including highly insulated, stand-alone commercial warehouses, office buildings, restaurants, and retail goods stores.
2. Specialty buildings in the 500 to 2,000-sq. ft. size range requiring ultra-high insulation, ultra-light weight, water-proof integrity, insect-resistance, portability and/or assembly and disassembly characteristics, and high strength-to-weight performance; these include remote structures for antenna maintenance and other back country applications, freezer and cooler uses, and very-hot or very-cold climatic situations.
3.      Third World housing.
4.      North American housing.

The Company has three strategies to take advantage of the present industry trend to use more pre-engineered/panelized building systems:

1. The first strategy is to enter the easiest markets using the Company's current pilot production product to support construction of a U.S. network of demonstration buildings. The Company plans to use each of the demonstration buildings to support commission sales people, regional and national companies to demonstrate to prospective customers the extraordinary performance, features and benefits of LEEP CORE technology. The company intends to accumulate orders during the balance of 1998 and to begin volume delivery in early 1999.

2. The second strategy is to identify the largest domestic market regions for the Company's products. Upon determining the locations of the first, second and third largest markets, the Company proposes to obtain financing and build manufacturing plants in these areas. Using the initial documentation and experience gained in establishing the Idaho operation, the Company intends to develop a computer-stored body of information (a "template") that can be used to build additional plants. Once the product acceptance and distribution methods are established, the Company expects to receive significant interest and order backlog. The company plans to position five manufacturing plants in rapid succession in North America, in order to obtain the earliest possible optimum market penetration, when the anticipated backlog develops.

3. During the first quarter of LEEP CORE product introduction, the Company began to attract attention among the larger steel building manufacturers. At first they were concerned about LEEP CORE being a competitive threat. As it turned out, several of the larger steel building companies are interested in buying LEEP CORE product for special jobs. Several executives of the "big building" builders advised LEEP that there is no other product, technology or building system they have seen that appears to offer the performance and cost effectiveness that LEEP CORE offers. Many smaller buildings within LEEP's specialty size range of 500 to 15,000 sq. ft. are not cost-effective for conventional steel building system use. Builders of large steel buildings have many applications for small buildings, walls and other types of enclosures within or attached to large steel buildings. In most of these instances, the relatively inefficient cement block and wood-frame constructions have been the only methods of construction available. The Company intends to contract with selected large steel building companies to fulfill needs discussed above.

The Company believes that laws will be enacted in the United States over the intermediate to longer term, that will strongly favor its products for their strength, fire, wind and prospective seismic resistance features. At present, the United States is one of the few remaining First-world countries that still allow a large cross section of residential construction to continue without well-defined wind, fire, and seismic resistance ratings. The Company believes that there are significant public-interest implications associated with America's lack of stringent wind, fire and seismic resistance standards being enacted and enforced by U.S. regulators; especially given the great loss of life and property sustained in the U.S. each year.

COMPETITION: There are a significant number of manufacturers in the U.S. who produce residential building panels constructed of wood. The Company believes, however, that there are no practical building systems currently available to the building construction industry which are cost-effective, integrally load-bearing and have fire-resistance, waterproofing, insect- and rot-resistance, and thermal insulating characteristics, competitive with the Company's LEEP CORE building system.

Recently introduced wood-based pre-engineered building systems have come to be "accepted technology" in this industry that has been slow to accept change. This reluctance to change, historically, has made it difficult for a small company, such as LEEP, to successfully enter the market with a new product. To further illustrate this relatively new phenomenon, a significant sector of the residential housing construction market has been penetrated by a group of approximately 100 small manufacturers/builders over the last ten years. Using wood-clad, stress-skin insulated panel technology (SIP), sales developed by this group of companies are growing at a rate of 50% or more a year. This group of companies' success establishes a precedent for acceptance of new technology which serves adjacent and related vertical markets.

The non-residential building construction industry is highly competitive and is dominated by companies that are typically large enterprises who actively promote their building construction products to designers and property owners. Such competition from established competitors could adversely affect the Company's prospects. As discussed above, the Company is going to offset the potential negative impact of the situation by cultivating the large metal building companies as customers for small structures that are uneconomical and troublesome for them to build, but profitable to LEEP.

The principal non-residential panels on the current market are those made using sheet metal/foam technology, often called, "foam/metal curtain panels." Unlike LEEP STRUCTURAL CORE(TM), these panels are not load-bearing. The market-dominant traditional producers of curtain panels show no willingness or desire to develop panels that are load-bearing and therefore competitive with the Company's product. Although the Company's main product is also a foam/metal panel, LEEP STRUCTURAL CORE(TM) is load-bearing and can be used to construct floors and roofs as well as load-bearing walls. The Company expects the curtain panel manufacturers and their clients to become customers for LEEP CORE. Historically, the corporate strategy of these larger companies is to purchase suppliers and/or competitors after significant sales volumes and market niches are established. This traditional policy helps to ensure the larger companies that such suppliers will not become competitive with them. The Company will reserve judgement as to its course of action with respect to such large company overtures, while it develops its market share and market niches with the knowledge that the big companies will not become competitive for a protracted period of time.

PATENTS AND LICENSES: On July 24, 1994, the Company received notice from the U.S. Patent & Trademark office that 47 claims the Company considers important, were granted. The Mexican government allowed the same base patent, except broader claims were allowed. The Company received the Mexican patent in November 1996. Exclusive rights to use the patented technology in the United States and nonexclusive rights outside of the U.S. are assigned to the Company by the inventor. Non-domestic rights are subject to the Company's paying for all costs associated with developing foreign business and paying the costs of applicable foreign patent work desired by the Company. The Company has not yet patented any of its technology abroad, except in Mexico. All U.S. rights for subsequent related technology (patented or not) are assigned to the Company by the Company's founder and early management. The Company recently filed for patent protection to cover additional inventions, including inventions related to the LEEP STRUCTURAL CORE(TM) product. Earlier patent applications no longer believed useful to the Company were abandoned during the fiscal year ending April 30, 1997.

Trademark registration to protect LEEP STRUCTURAL CORE(TM) was filed on July 16, 1998 (see Financial Notes for "Subsequent Events").

LICENSOR TRANSACTIONS: An agreement dated February 28, 1997 provides for autonomous and independent development and individual financing of the Company and former joint venture affiliate, Agile, respectively. The agreement gave the Company the right to invest up to $4,000,000 in Agile and take up to 49% ownership. Specifically, this right was given if $1,000,000 was invested by December 31, 1997. The Company did not invest $1,000,000 in Agile and as a consequence does not have the right to invest in or own additional equity of Agile. The Company maintains a passive 35% equity ownership position in Agile. The Company is negotiating to sell that position.

CONTRACT EMPLOYEES. Mr. J. David Thorne, General Manager and Director of Technology, who served Agile and the company during the development period, played a major role in developing the Company's target LEEP STRUCTURAL CORE(TM) product and technology. He has expertise in:

o       Machine design and fabrication

o Polyisocyanurate (Mr. Thorne was a plant superintendent and technologist for one of the companies that pioneered the American Polyiso-foam/metal panel industry. He received his initial training with an early metal/foam developer in Sweden)

o Quality control, plant planning, manufacturing systems and product testing systems

Two full-time employees and a call-list of semi-skilled temporary personnel assist Mr. Thorne in manufacturing the Company's products in its Montgomery, Pennsylvania pilot manufacturing plant.

OTHER ASSISTANCE: Treasurer and director James R. Medley, is acting in a near full-time capacity as Financial Officer and Controller. Mr. Medley keeps the books and records of the Company, and is responsible for coordinating the annual audit and all SEC reporting, including 10-K, 10-Q and 8-K reports.

L. Eugene Laughlin, Executive Vice President, is in charge of planning and administration. Mr. Laughlin is also charged with developing the Company's order processing system. This system is intended to allow the client to submit a concept or working drawing, receive an estimate, add or revise features, complete the contract, and receive a delivery commitment; all on the Company's secure Intranet. The Company's order system will schedule the production, track its progress and report any variances to committed timing; track and report on progress of recovery actions; notify all concerned of any delivery schedule changes; and follow-up with customer satisfaction survey issues.

In addition to Mr. Medley, there are several consultants assisting the Company's officers in the development of the Company's products, processes, plans, equipment, and corporate capabilities, who are assisting the Company on a part-time basis until anticipated funding permits them to be hired full-time. These include:

1. A candidate has been identified for the position of President. This person has owned a construction management firm for over 25 years, specializing in panel construction of insulated warehouses and a variety of other metal building structures throughout the Pacific Northwest. His hands-on experience is ideally suited to LEEP as a start-up firm. He has already contributed significantly by designing the building construction method and detail, and perfected the initial sample building design which best demonstrates LEEP CORE features and benefits. Presently, this officer serves the Company on a part-time and as-requested basis.
2. James Rehrmann is assisting the Company in developing its public offering circulars and other aspects required for additional SEC registrations for sale of the Company's stock. Mr. Rehrmann is being considered for full-time employment as Vice President and Director of International Operations. He has 25-plus years experience in developing domestic and international markets for a wide variety of products and high technologies, most recently helping TIE, Inc. of Bellevue, WA, a technology transfer company, build commercial relationships in the U.S., Japan and the UK. Mr. Rehrmann will use his varied experience to develop international markets for LEEP. He will also assist the President in developing domestic markets with a special assignment to direct the domestic Sales Representative Program.
3. A candidate has been identified for the position of Vice President Operations and Human Resources. This person has 20 years of experience in automating and managing manufacturing operations, with the last two years in residential project management. Her experience started with a manufacturer of high-end paintbrushes, taking over a company with a large work force and a low level of automation. At the end of 14-year tenure, the company's sales had increased by ten-fold with only a three-fold increase in employment. To accomplish this level of success, she automated every practical phase of manufacturing, leaving only the most critical operations as manual tasks, where humans could do better jobs than machines. In her second assignment, acting in the capacity of Director of Operations and using the knowledge and skills she had developed in the prior 14 years, she took that company from a small job shop level operation to the largest powder coating facility on the West Coast. The Company expects this person to bring to LEEP the general management, automation and human resources management skills necessary to maximize LEEP's growth and keep the Company sensitive to the best uses of people and machines.

The Company has contracts for specific services with the following companies:

1. Seattle-Northwest Securities, Seattle, WA and Boise, ID (Northwest). Northwest is the Company's agent who is responsible for applying for a $10 million Industrial Revenue Bond (IRB) within Idaho and selling the Bonds on a best-efforts basis (see attachment). The Company is currently seeking an insurance company that can provide a S&P "A" rated guarantee to enhance the attractiveness of its bond.
2. Pinnacle Consulting Group (Pinnacle), Snohomish, WA. Pinnacle has agreed to become responsible for tracking the overall design and implementation detail of LEEP's automated plant. They are also responsible for fully documenting the production machinery, vendors, manufacturing facility detail and associated services of the Idaho plant. This documentation is planned to allow the Company to duplicate the Idaho model plant anywhere in the world. The Contract Agreement with Pinnacle is not yet completed.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company plans to develop a facility in Shoshone, Idaho, for the purpose of manufacturing its products (see Item 6). The new real property ownership has not yet transferred. The Company owns metal inventory sufficient to manufacture approximately 300, 12'-long panels. A metal supplier is stocking sufficient special-order metal to support manufacture of an additional 3,000 panels, which, in turn, will support construction of approximately 200 small (1,000-sq. ft.) buildings or the equivalent number of larger buildings. This metal can be released and shipped in three $25,000 increments.

ITEM 3. LEGAL PROCEEDING.

On July 27, 1995, the Company filed an action against Timothy J. Metz in the Superior Court of the Sate of Washington for King County, Cause No. 95-2-19488. Mr. Metz is a former officer of the Company. The Company alleges that Mr. Metz breached his contract with the company. The Company seeks: monetary damages against Mr. Metz; an injunction enjoining Metz from violating the confidentiality provisions of the contract; and a declaratory judgment that Mr. Metz is not entitled to anything under his contract. On August 23, 1995, Mr. Metz filed his answer to the company's action, and in addition filed a counterclaim against the company and added Grant Record as a third party defendant. In his counterclaim, Mr. Metz seeks to establish co-ownership and rights to certain patents involving building panels and means for joining such panels. Mr. Metz also alleges he was wrongfully terminated, and seeks damages of $395,000 in connection therewith. Additionally, Mr. Metz seeks unspecified damages, which he seeks to have trebled, plus attorney fees. Mr. Metz sought to remove the Company's action against him and his counterclaim and third party complaint to the United States District Court for the Western District of Washington. His removal petition is filed in United States District Court, Cause No. C95-1302. The company resisted the removal petition, and requested that the matter be heard in the same court. The United States District Court granted the Company's motion to remand to the state court, and ordered that all proceedings in the United States District Court pertaining to the patent litigation be stayed until the state court case is resolved. Because of a personal tragedy, Mr. Metz did not respond to the discovery requested of him by the Company until recently. Based on the Company's knowledge of Mr. Metz's claims, the Company is of the opinion that it has meritorious defenses. According to officers of the company the technology covered by the patents Mr. Metz claims he has rights to is not being used by the Company. Mr. Metz has proposed a settlement, which the Company has under consideration. Unless settled on a basis acceptable to the Company, the Company intends to defend vigorously the claims brought by Mr. Metz.

The Company has made demands to Harvey and Gary Bryant (Bryant Investment Company, Las Vegas, NV) to return 250,000 LEEP shares each, which resulted in a settlement agreement whereby 400,000 shares are bound by a restriction. 100,000 shares were made eligible for sale.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 21, 1998, at the annual meeting of shareholders, the following persons received 23,731,293 votes for and 15,337 votes against election to serve as Directors of the Company until the next annual meeting.

Name

-       Grant C. Record

-       Donald C. Bazemore

-       James R. Medley

-       Way Lee

-       William R. Nordstrom

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded in the over-the-counter market and prices are quoted on the NASDAQ Bulletin Board.

The following sets forth the high and low price information for each quarter during the last two fiscal years, as provided by the NASDAQ Bulletin Board quotations. The quotations provided reflect inter-dealer prices without retail markup, markdown or commission and may not represent actual stock buyer costs.

                                    High           Low
                                   ------          ----
Year Ended April 30, 1997
First Quarter                      2-3/4          1-1/8
Second Quarter                       2           1-13/32
Third Quarter                     1-17/32         13/16
Fourth Quarter                     1-1/4          13/32
Year Ended April 30, 1998
First Quarter                      19/32          13/32
Second Quarter                      5/8            3/8
Third Quarter                      21/32           7/32
Fourth Quarter                     21/32           7/16
Year Ended April 30, 1999
First Quarter                       1/2            9/32

The number of holders of record of the Company's Common Stock on August 21, 1998, is: 1,400.

The Company has never paid a cash dividend.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

PLAN OF OPERATION: The Company has yet to generate revenues from the sale of building panels, however, $300,000 has been received in the form of License revenue and $195,250 is due the Company from its affiliate, Agile Building Technologies, Inc. ("Agile"), for fees and services rendered. The Company has agreed with Agile that payments on accrued revenues will be delayed until cash flow from operations, and/or other cash sources permit. Since there is no date certain for the Company to receive payments on the receivable from Agile, the Company has provided for a reserve of $268,095 to cover the license revenue and accrued interest due from Agile. The Company intends to collect the above account receivable and a note receivable or to exchange the receivable positions for cash equivalents. The Company has three objectives for its Agile holding: (1) obtain an equity position in Agile's future proposed public trading stock; (2) eliminate the Agile note and trade receivable by collecting them or converting them to an appreciating security asset; and (3) reclaim the Company's 1.7 million shares now held by Agile, so these shares can be retired from the Company's trading float and reduce shares outstanding. The Company's realization of these objectives is dependent on Agile's receipt of long and short-term financing.

The operations of the Company since inception were focused on research and development (R&D) until late 1997 when the focus was switched to manufacturing. The Company conducted R&D activities, directly, from 1992 to 1996. R&D was done and paid for by an affiliate, Agile Building Technologies, Inc., from January through October, 1996. Two viable products, IN-SULATE and EX-SULATE, came out of the 1996 development as Agile's exclusive products. Agile's and consequentially LEEP's funding for product development was unexpectedly halted in October, 1996. Subsequent to Agile's loss of developmental funding, Agile sold its LEEP stock portfolio equities and other assets and borrowed funds to continue product development and buy an operating laminator production line. On February 28, 1997, Agile, LEEP and related parties signed an agreement that, among other things, but most importantly, gave Agile and LEEP future autonomy to finance and develop independently. On October 28, 1997, Agile signed a $6,000,000 joint venture investment agreement to expand Agile's product line and manufacturing capabilities. The investor group behind the funding is HKC Investors of Vancouver, BC, Canada. The Company earlier announced (July 1997) HKC's interest in funding LEEP. Because HKC's interest was principally focused on investing in an early revenue company and the Agile affiliate was positioned to create sales revenue approximately one year before LEEP's plan, HKC invested in Agile. As it turned out, the Company achieved an earlier product production status than Agile, owing to the financial support it obtained from a shareholder, L/A Investors, Inc., and Management.

The Company now owns a 35% interest in Agile, which, in turn, owns a negotiable 49% interest in the operating company, Agile Building systems, Inc. (ABS). ABS's ownership percentage interest is negotiable because of an investor contract default wherein the HKC Canadian investor group raised only $2.7 million of a committed $6 million. ABS owns a small operating SIP production line located at Winter Panel company in Brattleboro, Vermont (subject to a $1 million bank line which is currently in default), and has half completed the construction of a large SIP/EX-SULATE/IN-SULATE production line in Williamsport, PA. Agile nor its investors have been able to attract the capital required to complete the Pennsylvania production line or to keep equipment and other vendors current since the investment agreement with the Canadian principals was defaulted in early 1998. The lease of the building that houses the partially completed production line is currently in default. Agile's realizations of completing its plant construction and becoming a public company are dependent on additional financing from new, yet to be identified sources.

In October/November 1996, the Company's CEO convinced an investor, L/A Investors, Inc., to sponsor R&D activities in Pennsylvania. Based on the Company's earlier developments and patented technology, a viable, patent pending, structural panel and building system was developed between November 1996 and late 1997. The Company applied for patent protection for more than 40 additional claims on additional products and configurations that were developed between October

1996 and September 1997. The new product is known as LEEP STRUCTURAL CORE(TM) or LEEP CORE. L/A who sponsored the Company's 1996/1997 R&D program, also developed a pilot manufacturing facility in Pennsylvania, financially supported planning a major large-scale manufacturing plant and preparing for the purchase of a rail-side location in Shoshone, Idaho, to construct a plant to manufacture the LEEP STRUCTURAL CORE(TM) product. The Company, subsequent to the end of the fiscal year ending April 30, 1998, is negotiating to purchase all interests in the Pennsylvania and Idaho operations from L/A Investors, Inc., the shareholder who provided financial support to accomplish the company's objectives between October 1996 and the present. Subsequent to April 30, 1998, L/A formed LEEP Building Systems, Inc. for the purpose of its becoming the operating company to house all rights, title and interests to L/A's investments since October 1996. The Company is now proposing to buy LBS from L/A. Significant purchase of equipment and manufacturing facilities by the Company and its affiliates and/or subsidiaries is expected during fiscal 1999, as well as expansion of personnel to support the launch of manufacturing operations for LEEP STRUCTURAL CORE(TM).

The Company's primary fiscal 1999 focus is to manufacture and market its LEEP STRUCTURAL CORE(TM) product. The strategy of the Company is to form, finance, control, and manage regional manufacturing plants worldwide. Assuming the successful operation of the Idaho plant and sufficient funding, neither of which can be assured with certainty, the Company plans to establish additional plants in North America and abroad within the next five years. These plans are not financed and financial commitments are not in place at this time for these undertakings.

LBS is producing sufficient pilot LEEP STRUCTURAL CORE product in its Montgomery, PA leased plant facility to support construction of approximately one small size, non-residential building per ten-day period for each Shuttle Containment Press. By the second quarter of 1999, pending adequate financing, the Company expects to produce the LEEP STRUCTURAL CORE product in Idaho, on a new 127-foot Laminator system. The Laminator will be capable of producing approximately 100,000 square feet of LEEP STRUCTURAL CORE per 20-hour production day. In the interim, LBS will use its Shuttle Containment (one-shot) Presses in Pennsylvania to produce the LEEP STRUCTURAL CORE product. 23 metric tons (50,329 pounds) of custom sheet metal was purchased by the Company and shipped from Korea to Pennsylvania to support manufacturing of LEEP STRUCTURAL CORE. The Company intends to use LBS as its Pennsylvania and Idaho operating subsidiary if purchase arrangements with L/A are completed.

The Company plans to locate in Shoshone, Idaho, because this location offers substantial transportation, work force, logistic and economic advantages to encourage an aggressive outlook for manufacturing there. The Company plans to obtain LEEP CORE panels from LBS and ship them to Idaho for assembly to develop the Western states and any other markets that present themselves. Given adequate capitalization, considered to be approximately $7 million, from all sources, covering all organizational, equipment and start-up costs, incrementally received between now and June 1999, manufacturing-plant construction can be completed in the Magic Valley area and be operational within the first quarter 1999. Grant Record, CEO of the Company, took up residence in Idaho in order to administer the planning phase for the Magic Valley facility. Mr. Record, with L/A's help, identified a 35-acre, downtown, rail-side plant site in Shoshone, Idaho. The City of Shoshone has granted a use permit for the Company's planned first 90,000-sq. ft. plant. Building permits are pending the Company's completion of building plans, the Union Pacific Railroad's completion of a clear title procedure, which is in progress, and consummation of the Company's actual land purchase from Union Pacific.

ONGOING DEVELOPMENT: The Company is currently engaged in the design and test phase of a series of test and demonstration buildings. The Company has successfully designed and built a 32'long by 36'wide by 12'high demonstration building using independent structural roof support members. A second demonstration building has been designed which uses LEEP STRUCTURAL CORE(TM) with embedded point-load support members to build larger buildings with long-clear-span bar-joist style construction.

LIQUIDITY AND CAPITAL RESOURCES: In recent years the Company has been almost entirely dependent on its CEO, Grant Record, arranging credit facilities, making personal loans, procuring loans from other stockholders, and selling stock to investors in order to meet the immediate cash needs of the Company. The Company has no revenue from operations and does not have assets that can be liquidated to cover cash requirements. Management, however, believes that the Company is in the best position of its life to raise the required capital to meet its published objectives. This is owing to the fact that the Company's R&D has been completed and the Company has aggressively moved through its final developmental phase and into production. The Company's LEEP CORE product is actively being produced on a daily basis. The product's advanced performance characteristics have been tested by internally conducted US Government approved American Standard Testing Methods (ASTM) and validated by a leading US university. ASTM specified tests are scheduled to certify the Company's LEEP STRUCTURAL CORE(TM) product for use in American building construction to construct: 1) Load-bearing walls; 2) Floors capable of supporting commercial building floor loads; and 3) Commercial building roof loads. The Company's first large-scale production plant is planned and, pending financing, can be implemented and operational during the first half of 1999. The Company believes that the above facts ensure its ability to accomplish the financings required to perfect its business plan and accomplish its operational objectives herein described.

In the year ending April 30, 1996 the Company raised $23,541 from the sale of stock, $202,700 in loans from stockholders, and exchanged $496,011 worth of Company obligations for stock. In the year ended April 30, 1997 the Company raised $25,000 from the exercise of stock options, borrowed $115,452 with demand notes, and issued stock in exchange for $514,627 in Company obligations. In the fiscal year just ended, the Company raised $20,000 from the sale of stock, borrowed $51,562 from stockholders and $386,500 from a credit facility, which is no longer available to the Company, and issued stock for $605,132 worth of Company obligations.

The only non-recurring expenditures in recent years were associated with valuation issues having to do with Agile and consulting contracts entered into by the Company in the most recent fiscal year.

Since there is no expectation of cash flow from operations in the short term the Company will need to continue borrowing and selling stock in order to continue funding its corporate overhead which is expected to be between $250,000 and $300,000 for the ensuing year.

The Company has plans to finance the Company's first automated plant by using a series of different financial instruments that correspond in price and time to the various projected maturity levels of the Company, listed in the following table.

  $240,000       Series A Preferred Convertible Stock @ lowest cost
                 (Arrangements to complete this offering are not finalized.)
 ------------------------------------------------------------------------------
  $500,000       Series B preferred Convertible Stock is allocated to a
                 transaction with L/A Investors, Inc. for purchase of R&D, pilot manufacturing facilities and corporate development work
                 performed on behalf of the Company.
                 (This transaction is not yet completed.)
 ------------------------------------------------------------------------------
  $750,000       Series C Preferred Convertible Stock @ third from lowest cost
                 (No commitments are in place as of the date of this report.)
 ------------------------------------------------------------------------------
  $10,000,000    Idaho State backed Industrial Revenue Bond (IRB) for construction of the
                 Company's new manufacturing and industrial rail-park for all manufacturing equipment and the Company's first level of automation; funding is anticipated in
                 the November 1998 time frame. 20-year term and 8 3/4 % interest/guarantee cost are expected.
                 (No formal commitment is in place for this funding.)
 ------------------------------------------------------------------------------
  $10,000,000    Secondary Public Stock Offering
                 (The Company has prepared both SB-2 and Reg A offering circular drafts, but has not yet begun underwriter negotiations.)
 ------------------------------------------------------------------------------
   $6,000,000    Shelf registered warrants ranging in price from $3 to $18, and spread over the
                 three-year period starting from SEC approval date for above secondary offering
                 (No registration for sale of these securities is filed with the SEC as of the date
                 of this report.)

Proceeds from the Series A and C Preferred Stock issues are planned to provide cash for near-term requirements, including, but not restricted to, site and factory planning and preparation, progress deposits on long-lead-time machinery and equipment, and initial raw materials inventory. Proceeds from the IRB will be allocated as in the above table. Proceeds from the Secondary Public Stock issue will provide working capital and funds necessary to develop secondary and tertiary markets for the Company's products. The shelf-registered warrants are planned to be issued to provide incentives to select vendors, agents and supporters, and to provide additional working capital to assist the Company with rapid expansion.

RESULTS OF OPERATIONS: Nearly all of the company's revenue for the fiscal year just ended consists of $50,435 in interest due on notes receivable which has been accrued. At the present time the Company does not have any license or consulting revenue agreements. There was a substantial increase of $262,717 in professional fees from the previous year as a result of contracts with consultants agreed to by the Company. At the present time these contracts are not expected to impose recurring expenses for the Company. Since the Company's products are not ready for market and equity markets have been week the Company reduced spending on corporate development by $193,923 from the previous year. During the year the Company abandoned a technology agreement during the year which severely reduced royalty expenses that the Company had been incurring. At present the company is not incurring any royalty expenses.

For further analysis, see the Company's Statement of Cash Flows.

RISK AND UNCERTAINTIES: Matters discussed herein contain forward-looking statements that involve risk and uncertainties. The Company's results may differ significantly from results indicated by forward-looking statements. Factors that might cause some differences, include, but are not limited to:
- Changes in general economic conditions, including but not limited to increases in interest rates, and shifts in domestic building construction requirements;
- Changes in government regulations affecting customers of the Company;
- Risks generally involved in the construction business, including weather, fixed price contracts and shortages of materials or price competitive labor;
- Competition;
- The ability of the Company to successfully bring the products from their development stage into full and profitable production;
- The Company's ability to raise sufficient debt and equity capital to perfect its business plans;
- The occurrences of incidents which could subject the Company to liability or fines.

ITEM 7. FINANCIAL STATEMENTS.

The Financial Statements appear in the Report following Part III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with Accountants on Accounting and Financial Disclosure.

There are no other reportable events under Item 304 of Reg. 229.304.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

Name                            Age     Position
----                            ---     --------
Grant C. Record                 62      Chief Executive Officer, Secretary, Director
Donald C. Bazemore              64      Director, Chairman of the Board
James R. Medley                 58      Director, Treasurer
Way W. Lee                      73      Director
William C. Nordstrom            56      Director
L. Eugene Laughlin              63      Executive Vice President


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

JAMES R. MEDLEY is Treasurer of the Company. Mr. Medley was first elected director in 1995. Mr. Medley is founder of Laux Medley Norris, Inc., Investment Advisors in Seattle since 1976. Laux Medley Norris, until recently, did business planning for large and small companies and is responsible for portfolios up to $100,000,000 in value. Mr. Medley was King County Republican Central Committee Chairman, 1979 to 1981, and King County Chairman of the Reagan/Bush campaign for president in 1980.

WILLIAM C. NORDSTROM first became a director in 1998. Mr. Nordstrom serves as Executive Vice President-Finance and Administration for Newriders, Inc., of Newport Beach, CA, a publicly held company.

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

L. EUGENE LAUGHLIN became Executive Vice President of the Company in April 1998 after serving as a consultant for six months. Mr. Laughlin has extensive experience in various marketing and sales management capacities with the Boeing Commercial Airplane Company, Renton, WA. Prior to his Boeing employment, he spent three years with the Ford Motor Company in Dearborn, MI in various controllership assignments. He is a graduate of the University of Pennsylvania's Wharton School of Business.

ITEM 10.       EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning the compensation paid by the Company to Grant C. Record, President and CEO until March 5, 1997, when he relinquished the position of President, but retained the position of Chief Executive Officer; and to David C.
Moran, former President:

-------------------------------------------------------------------------------
                           SUMMARY ANNUAL COMPENSATION TABLE
-------------------------------------------------------------------------------
                                                          Awards            Payouts
                                                          -----             -------
Grant C. Record         CEO since 1995                   $60,000              -0-
David C. Moran          President until October          $62,502            $52,502
                        1997

NON-QUALIFIED STOCK OPTIONS. The Company has issued non-qualified stock options to selected employees, officers, directors, consultants and advisors. As of April 30, 1998, options to purchase 1,599,341 shares of Common Stock were outstanding at an average exercise price of approximately $0.58 per share. (Please see Notes to Financial Statements.)

As of April 30, 1998, there were options outstanding to purchase 200,000 shares of Common Stock granted to Grant C. Record.

There were no options exercised during the year.

EMPLOYMENT AGREEMENTS. The Company has entered into six employment agreements since 1992. One agreement was with former financial officer, Gary Nees. Mr. Nees resigned during the fiscal year 1994/95 and his severance was amicable. The company agreed to extend certain stock options for Mr. Nees (shown herein) for five years. An employment agreement with Tim Metz, former President/CEO, is in dispute. Kirk Metz, a former employee (deceased), is owed certain moneys from past services rendered. The Company's current Management believes the contract with Kirk Metz is abandoned during calendar year 1994. Approximately $49,992 is accrued for Kirk Metz's estate (Kirk Metz died in early 1996). The fourth employment agreement is with Grant C. Record, CEO. This contract is current and active. The terms of Mr. Record's employment contract were disclosed in the SEC registration filing. The fifth employment contract was a consulting contract for employment of Lennie H. Zallar as Vice-President and CFO. This contract was terminated during the year ending April 30, 1997. The sixth employment agreement is with David C. Moran, President as dated January 7, 1997. This contract appears on Form 8-K filed on March 27, 1997. Mr. Moran resigned from the employ of the Company in November 1997. The Company owes Mr. Moran $10,000 for past services rendered as of April 30, 1998.

CONSULTING EXECUTIVE AGREEMENTS. The Company is recruiting its start-up executive team. Identified to date are candidates for (1) president, (2) vice president and director of international operations, and (3) vice president of operations and human relations. Description of duties and biographical sketches are to be found above in "Item 1. Description." The executive candidates are providing, variously, compensated and uncompensated time in the organizing of the Company's large scale manufacturing start-up. Terms of the three contracts include duration--expiration dates as of December 31, 1998, October 1, 1998, and December 31, 1998, respectively--and compensation ranging from zero to $75 per hour.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of August 3, 1998, by (1) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (2) each of the Company's primary investors and executive officers, and
(3) all directors and executives officers as a group. Each named beneficial owner has sole voting and investment power with respect to the shares listed unless otherwise indicated.


--------------------------------------------------------------------------------------
 Title of Class   Name and Address of Beneficial Owner       Amount         % of Class
      (1)
--------------------------------------------------------------------------------------
Common Stock      Grant C. Record                         5,777,315 (2)       20.1%
                  616 Blue Lake Blvd., #139,
                  Twin Falls, ID 83301

Common Stock      Donald C. Bazemore                       339,939 (3)         1.2%
                  401 2nd Ave. So.
                  Seattle, WA 98104

Common Stock      James R. Medley                          270,125 (4)         0.9%
                  10002 Aurora Ave. No., #3345,
                  Seattle, WA 98133

Common Stock      Way W. Lee                               381,762 (3)         1.3%
                  5210 SE 26th
                  Portland, OR 97202

Common Stock      William R. Nordstrom                     427,100 (4)         1.5%
                  567 San Nicolas Drive, Suite 400,
                  Newport Beach, CA 92660

Common Stock      L. Eugene Laughlin                         181,250           0.6%
                  P.O. Box 778, 12128 317 Place NE
                  Duvall, WA 98019

Common Stock      Agile Building Technology, Inc.           1,302,168          4.5%
                  30 W. 3rd St., 3rd Floor,
                  Williamsport, PA 17701

Common Stock      Agile Investment Corporation, Inc.         135,000           0.5%
                  30 W. 3rd St., 3rd Floor,
                  Williamsport, PA 17701

Common Stock      All six executive officers and            7,377,491         25.7%
                  Directors as a group

(1)  No special note(s).
(2) The amount beneficially owned includes 250,000 shares of Common Stock issuable upon the exercise of options; many of the shares outstanding are held by Mr. Record's trust, Record Charitable Remainder Trust.
(3) The amount beneficially owned includes 150,000 shares of Common Stock issuable upon the exercise of options.
(4) The amount beneficially owned includes 100,000 shares of Common Stock issuable upon the exercise of options.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

LICENSE AGREEMENT. On May 21, 1994, the Company and Grant C. Record entered into a Purchase of Royalty Rights and Assignment of Technology Agreement, which, among other things, canceled the Amended License Agreement dated June 10, 1993 as subsequently amended on August 5, 1993, and irrevocably assigned to the Company from Mr. Record all rights to patent applications, and any reissues, divisions and continuations thereof, as well as any technology, process and/or materials developed by Mr. Record and/or Timothy W. Metz, the Company's former President. This assignment covers the United States only, however, the

Company is assigned the right to develop foreign construction projects provided the Company is responsible for the costs of all relevant foreign patent protections it desires for the particular countries involved. Mr. Metz has no rights to technology developed subsequent to Mr. Metz's termination in 1995. The Company does not use any technology developed directly or indirectly by Mr. Metz, before or after Mr. Metz's termination in 1995.

CONTRACT FOR PUBLICATION SERVICES. The Company, until the third calendar quarter of 1998, maintained a contract with National Investors Counsel ("NIC") for NIC to track and publish articles about the Company's status, accomplishments and programs. The Company exchanged 175,000 shares of its Rule 144 restricted stock for the services rendered by NIC during the fiscal year ending April 30, 1998. The Company intends to negotiate a new contract with NIC.

STOCK OPTIONS. In July 1996, Donald C. Bazemore, Chairman of the Board of Directors of the Company, exercised 150,000 non-qualified stock options. Payment was made in the form of an $80,000 8% note payable to the Company. Existing shares of the Company's stock held by the optionee secure the note. As long as the optionee has sufficient shares of the Company's stock as collateral for the note based on the market price of the stock, no interest will accrue and no amount will be due under the note. The Company holds the collateral stock and the shares issued against the note. No transfers are permitted until the note is fully paid. The Company also entered into an agreement with Mr. Bazemore to provide architectural and sales services to the Company. In the 1997/1998 fiscal year, the company paid his company, DB Associates, $17,874. Mr. Bazemore also performs architectural services for Agile, a Company affiliate. The "Architectural Services Agreement," described in 5(a) of the notes to Financial Statements, has not yet resulted in any fees paid because neither the company nor its affiliates have sold any panels as required by the Agreement.

L/A INVESTORS, INC. (L/A). L/A is a Tortola, British Virgin Islands company which was formed by a foreign LEEP shareholder during the last quarter of 1996 to assist the Company financially after the Agile investors discontinued supporting the Company's and Agile's developments. L/A specifically:
1. Loaned monies and invested in Agile directly to assist them in keeping their product development and operational momentum;
2. Financially supported the Company to complete the development and initial test phase and technical validation of the Company's LEEP STRUCTURAL CORE product;
3. Financed the development, equipment fabrication and set-up of pilot manufacturing operations in Montgomery, Pennsylvania, to manufacture the Company's LEEP STRUCTURAL CORE product;
4. Financially supported the Company's efforts in selecting and establishing a building site in Idaho to begin large-scale manufacturing of LEEP STRUCTURAL CORE.

L/A holds less than 5% of the Company's stock and holds a 50% interest in the stock of WLP Investors who in turn hold a 65% interest in Agile Building Technology who in turn hold an ownership interest in the Agile operating company, Agile Building Systems, Inc. The percentage interest all shareholders hold of Agile Building Systems, Inc. is in negotiation, as the current contract with HKC/Agile group is in default, and Agile's finances and operations are in a severely distressed condition at this time. The parties are willing for the HKC investors to hold their originally agreed-to 51% if they furnish or cause to be furnished the required Agile funding.

ITEM 13.       EXHIBITS, AND REPORTS ON FORM 8-K.

(A) FINANCIAL STATEMENTS AND EXHIBITS

1.  FINANCIAL STATEMENTS:

-   Independent Auditors' Report

-   Balance Sheets as of April 30, 1998 and 1997

- Statements of Operations for years ended April 30, 1998 and 1997, and from December 23, 1991 (inception) through April 30, 1998

- Statement of cash flows for years ended April 30, 1998 and 1997 and from inception

- Statements of Stockholders' Deficit for years ended April 30, 1998 and 1997, and from December 23, 1991 (inception) through April 30, 1998

-   Notes to Financial Statements

2.  EXHIBITS

-   Exhibit 4, Instruments defining rights of holders

- Exhibit 10.4, Agreement between Leading Edge Earth Products, Inc., and Harrison Kramer Corporation, dated August 12, 1997 (attached to SEC Form 10-KSB filed November 5, 1997)

- Exhibit 10.5, Agreement between Leading Edge Earth Products, Inc., and Primex (formerly, Rothchild Group) S.A., dated July 1, 1997 (attached to SEC Form 10-KSB filed November 5, 1997); superceded by Credit Facility Termination Agreement between Leading Edge Earth Products, Inc., and Primex, dated February 25, 1998 (attached to SEC Form 10-QSB filed February 25, 1998). The net effect of the termination agreement was to allow the Company to recapture 600,000 shares of its free trading stock (which it retired earlier in the year). In addition, the Company was successful in obtaining significant concessions relative to the intermediate-term tradability of approximately 500,000 of the company's shares which remain with Rothchild/Primex.

- Exhibit 16.1, Letter from KPMG Peat Marwick to Leading Edge Earth Products, Inc., dated June 27, 1997 (attached to SEC Form 10-KSB filed November 5, 1997)

- Exhibit 16.2, Letter from KPMG Peat Marwick to Leading Edge Earth Products, Inc., dated August 19, 1997 (attached to SEC Form 10-KSB filed November 5, 1997)

-   Exhibit 27, Financial Data Schedule

- Exhibit 99, J. Ratkovich note (attached to SEC Form 10-KSB filed November 5, 1997)

(B) REPORTS ON FORM 8-K

1. Letter of engagement from Grant C. Record, CEO, Leading Edge Earth Products, Inc., to David Moran, dated January 7, 1997 -- please see Form 8-K filed on March 27, 1997

2. Agreement between Leading-Edge Earth Products, Inc., Grant Record, Agile Building Technology, Inc., WLP Associates, and Agile Investment Corporation, dated February 28, 1997 -- please see Form 8-K filed on March 27, 1997

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Leading-Edge Earth Products, Inc.:


        I have audited the accompanying balance sheet of Leading-Edge Earth Products, Inc. (a development stage enterprise) as of April 30, 1998, and the related statements of operations, stockholders' deficit, and cash flows for the years ended April 30, 1998 and 1997 and the period from December 23, 1991 (inception) to April 30, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leading-Edge Earth Products, Inc. (a development stage enterprise) as of April 30, 1998, and the results of its operations and its cash flows for the years ended April 30, 1998 and 1997, and the period from December 23, 1991 (inception) to April 30, 1998 in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that Leading-Edge Earth Products, Inc. (a development stage enterprise) will continue as a going concern. There is substantial doubt about the Company's ability to continue as a going concern as a result of recurrent losses and negative working capital. Management's plans in regard to these matters are also described in note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                             W. Alan Jorgensen, CPA


August 29, 1998
Seattle, WA

                        LEADING-EDGE EARTH PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 APRIL 30, 1998

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

                           Balance Sheet as of 4/30/98


ASSETS
CURRENT ASSETS
    Cash                                                            $     2,557
    Receivables from affiliate, net of reserve                           10,052
    Inventory                                                            30,724
    Prepaid expenses and deposits                                        24,783
                                                                    -----------
                 TOTAL CURRENT ASSETS                                    68,116
OTHER ASSETS
    Investment in affiliates                                             88,788
                                                                    -----------
                 TOTAL ASSETS                                           156,904
                                                                    -----------

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable                                                     69,508
    Accrued contract salary payable                                     380,343
    Accrued royalties and interest payable                               87,872
    Loans from shareholders                                             411,346
                                                                    -----------
                 TOTAL CURRENT LIABILITIES                              949,069
                                                                    -----------

CONTINGENT LIABILITIES                                                        -

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred shares
  (10 million shares authorized, none issued)                                 -
  Common stock, no par value
  (100 million shares authorized, 28,285,196 issued                   5,159,865
  and outstanding)
  Note receivable from shareholders                                    (483,784)
  Deficit accumulated during developmental stage                     (5,468,246)
                                                                    -----------
        SHAREHOLDERS' DEFICIT                                          (792,165)
                                                                    -----------
                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $   156,904
                                                                    -----------

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

        Statement of Operations for years ending April 30, 1998 and 1997, and From December 23, 1991 (inception) through April 30, 1998

                                                                                      Dec. 23, 1991
                                                        ---Year ended---                 through
                                                   April 30,        April 30,            April 30,
                                                      1998             1997                1998
                                                  -------------      ------------     --------------

INCOME
       License and consulting revenues            $          -       $    225,125       $    497,000
       Interest                                         50,435             27,592             86,154
       Other                                             3,013              1,642             18,977
                                                  ------------       ------------       ------------
            TOTAL INCOME                                53,448            254,359            602,131

RESEARCH AND DEVELOPMENT EXPENSES                       26,923             84,519            962,271

GENERAL AND ADMINISTRATIVE EXPENSES
       Contract salaries and incentives                125,240            162,685          1,477,583
       Travel and entertainment                         22,628             32,968            198,488
       Legal and professional                          439,637            176,920          1,397,458
       Promotional and corporate development            72,400            266,323            534,468
       Other general and administrative                 51,791             73,026            444,726
       costs
                                                  ------------       ------------       ------------
            TOTAL GENERAL AND ADMINISTRATIVE          711,696            711,922          4,052,723


INTEREST AND OTHER EXPENSE
       Interest                                         94,386             30,307            234,287
       Adjustment for unpaid revenues from              45,345            222,750            268,095
       affiliate
       Royalties and royalty buyout expense                  -             43,000            553,000
                                                  ------------       ------------       ------------
            TOTAL INTEREST AND OTHER EXPENSE           139,731            296,057          1,055,382
                                                  ------------       ------------       ------------

                  TOTAL EXPENSES                       878,350          1,092,498          6,070,376
                                                  ------------       ------------       ------------

                        NET LOSS                  $   (824,902)      $   (838,139)      $ (5,468,246)
                                                  ------------       ------------       ------------
            Net loss per share                          $(0.03)            $(0.03)            $(0.30)
            Weighted average shares                 27,583,544         28,863,150         18,509,949
            outstanding

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

        Statement of Cash Flows for years ending April 30, 1998 and 1997, and From December 23, 1991 (inception) through April 30, 1998

                                                                                        Dec. 23, 1991
                                                          ---Year Ended---                 Through
                                                      April 30,         April 30,         April 30,
                                                        1998              1997               1998
                                                    -------------     ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                            $  (824,902)      $  (838,139)      $(5,422,253)
ADJUSTMENTS TO RECONCILE NET LOSS
   TO CASH USED IN OPERATING ACTIVITIES
Nonqualified stock options and grants                   666,610           257,128         2,707,825
Depreciation and amortization                               861             1,148            16,185
Write-off of long-term assets                            23,814            36,534           170,903
Accrued royalty obligation                              (37,000)           37,000           200,000

CHANGES IN OPERATING ASSETS AND LIABILITIES
Receivables                                              (5,982)           64,055           (10,052)
Inventory                                               (30,724)            4,778           (30,724)
Prepaid expenses and deposits                           (18,283)           31,901           (24,783)
Accounts payable                                       (127,834)          175,944           463,534
Accrued salary obligations                               45,615           106,975           394,967
Accrued interest payable                                 28,211            29,243           289,907
                                                    -----------       -----------       -----------
    Total adjustments to Operating Loss                 545,288           744,706         1,469,937
                                                    -----------       -----------       -----------
CASH USED IN OPERATING ACTIVITIES                      (279,614)          (93,433)       (3,952,316)
                                                    -----------       -----------       -----------

INVESTING ACTIVITIES
Investment in affiliate                                 (88,788)                            (88,788)
Equipment purchases, disposals                                             11,000          (159,064)
Purchase intangible                                                       (25,822)          (26,822)
Payments on notes receivable from shareholders                                                6,500
                                                    -----------       -----------       -----------
CASH USED BY INVESTING ACTIVITIES                       (88,788)          (14,822)         (268,174)
                                                    -----------       -----------       -----------

FINANCING ACTIVITIES
Sale of common stock                                     20,000                             390,000
Exercise of stock options                                                  25,000            67,537
Exercise of Class A warrants                                                                  3,300
Contributed capital                                                                         100,910
Proceeds from notes payable                             386,500            74,630           658,630
Proceeds - loans from shareholders                       51,562            40,822           671,717
Payments from shareholder loan                          (30,000)          (32,000)         (254,379)
Payments on notes payable                               (63,000)                            (76,500)
                                                    -----------       -----------       -----------
CASH PROVIDED BY FINANCING ACTIVITIES                   365,062           108,452         1,561,215
                                                    -----------       -----------       -----------

Change in cash                                           (3,340)              197        (2,659,275)
Cash at beginning of period                               5,897             5,700
                                                    -----------       -----------       -----------
CASH AT END OF PERIOD                               $     2,557       $     5,897       $(2,659,275)
                                                    -----------       -----------       -----------

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

        Statement of Cash Flows for years ending April 30, 1998 and 1997, and From December 23, 1991 (inception) through April 30, 1998

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                             Dec. 23, 1991
                                                                    ---Year Ended---           Through
                                                                 April 30,      April 30,     April 30,
                                                                   1998           1997           1998
                                                               -------------  ------------   -------------
Fixed assets acquired under contract                                                          $   4,976
Fixed assets acquired with a note payable                                                        13,725
Notes receivable in exchange for common stock                                   $ 355,000       607,599

Offset of notes receivable from shareholder
  with related loans from shareholders                                                          117,315
Cancellation of notes payable in exchange for common stock                                      457,725

Payables for services for common stock                           $ 144,029        217,424       637,693

Cancellation of accounts payable in return of
  plant and equipment                                                                            22,500
Common stock issued for payment of accrued
  royalties and interest payable                                    62,973         29,000       120,984
Grant of stock options in payment for accrued salary                                            120,000

Shares in exchange for note payable                                398,130         40,000       438,130
Increase in shareholder loan for accounts payable                   65,209         87,127       152,336

Note exchange for option exercise, 500,000 shares issued                            3,500



ADDITIONAL INFORMATION

Cash interest paid                                                  1,759               -         1,759
Cash taxes paid                                                         -               -             -


            Note: no cash was paid for interest in fiscal year 1997;
                   no cash was paid for taxes in either year.

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

                       Statements of Stockholders' Deficit

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Deficit        Total
                                                                                                        Accumulated  Stockholders'
                                                         Price          Common Stock          Notes      during the     Equity
                                                          Per    ------------------------  Receivable   Development  (Accumulated
                                              Date       Share     Shares        Amount   Stockholders     Stage        Deficit)
---------------------------------------------------------------------------------------------------------------------------------

Balances at inception                        12/23/91            11,936,830     $  5,000    $    -       $       -   $     5,000

Cash contributions and unreimbursed
 expenditures incurred on behalf of
 the Company                                1/92-4/92                     -       37,039         -               -        37,039

Net loss for fiscal 1992                                                  -            -         -         (34,725)      (34,725)

                                                                 ----------------------------------------------------------------

Balances at April 30, 1992                                       11,936,830       42,039         -         (34,725)        7,314

Cash contributions and unreimbursed
 expenditures incurred on behalf  of
 the Company                                5/92-4/93                     -      63,871         -                -        63,871

Common stock issued for payment of note
 payable                                      4/30/93     0.35      168,725      58,725         -                -        58,725

Common stock issued for payment of salary     4/30/93     0.12       40,000       4,654         -                -         4,654

Excess of market price over exercise price
 on options granted during the year                                       -     332,710         -                -       332,710
Net loss for fiscal 1993                                                  -           -         -         (504,175)     (504,175)


                                                                 ----------------------------------------------------------------

Balances at April 30, 1993                                       12,145,555     501,999         -         (538,900)      (36,901)

Common stock issued for cash                  6/22/93     0.54      665,000     360,000         -                -       360,000

Common stock issued for payment of services   6/22/93     0.54       99,000      53,594         -                -        53,594

Common stock issued for  payment of
 stockholder loan and accrued interest        7/27/93     0.61      125,400      76,000         -                -        76,000


Exercise of stock options                     4/30/94     0.07      100,000       6,500    (6,500)               -             -

Excess of market price over exercise price                                -     825,129         -                -       825,129
 on options granted during the year
Net loss for fiscal 1994                                                  -           -         -       (1,559,781)   (1,559,781)

                                                                 ----------------------------------------------------------------
Balances at April 30, 1994 carried forward                       13,134,955  $1,823,222   $(6,500)     $(2,098,681)  $  (281,959)


                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

                       Statements of Stockholders' Deficit

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Deficit        Total
                                                                                                        Accumulated  Stockholders'
                                                         Price          Common Stock          Notes      during the     Equity
                                                          Per    ------------------------  Receivable   Development  (Accumulated
                                              Date       Share     Shares        Amount   Stockholders     Stage        Deficit)
---------------------------------------------------------------------------------------------------------------------------------


Balances at April 30, 1994 brought
 forward                                                         13,134,955   1,823,222    $ (6,500)     $(2,098,681)  $ (281,959)
Common stock issued for payment of
 professional fees and royalty obligations    5/31/94     0.50    1,054,863     526,500           -                -      526,500

Exercise of options for cash                  6/30/94     0.09      207,400      18,996           -                -       18,996

Cash payment of note receivable
 from stockholder                             7/31/94                     -           -       6,500                -        6,500
Exercise of options for cancellation
 of note payable                               8/4/94     0.12      197,680      23,000           -                -       23,000
Grant of stock options in payment
 of accrued salaries                         10/31/94                     -     120,000           -                -      120,000

Exercise of options for notes
 receivable                                11/94-2/95     0.13    1,859,172     246,099    (246,099)               -            -

Common stock issued for payment of
 accounts payable                            12/31/94     0.84       45,796       8,240           -                -       38,240

Exercise of Class A  warrants for cash        1/31/95     2.00        1,650       3,300           -                -        3,300
Exercise of Class A warrants payment
 of note payable                              1/31/95     2.00       50,000     100,000           -                -      100,000

Net loss for fiscal 1995                                                  -           -           -       (1,303,988)  (1,303,988)
                                                                 ----------------------------------------------------------------
Balances at April 30, 1995                                       16,551,516   2,899,357    (246,099)      (3,402,669)    (749,411)

Common stock issued for payment of
 accounts payable                             9/28/95     0.63       20,800      13,000           -                -       13,000

Common stock issued for cash                  11/6/95     0.80       12,500      10,000           -                -       10,000

Common stock issued in exchange for
 investments in affiliates                    12/4/95            11,884,615           -           -                -            -

Common stock issued for payment of
 accounts payable                            12/10/95     0.50      150,000      75,000           -                -       75,000

Exercise of options for cash                 12/27/95     0.12      202,320      23,541           -                -       23,541

Common stock issued for payment of
 accounts payable                             1/12/96     0.75      100,000      75,000           -                -       75,000

Offset of notes receivable from
 stockholders with related loans
 from stockholders                            2/28/96                     -           -     117,315                -       117,315

Common stock issued for payment of
 accounts payable                             3/11/96     0.75      100,000      75,000           -                -        75,000

Common stock issued for payment of
 accounts payable and accrued
 interest and royalties                       4/29/96     1.03      250,000     258,011           -                -       258,011


Excess of market price over exercise
 price on options granted during the year     4/30/96                     -      41,500           -                -        41,500

Net loss for fiscal 1996                                                  -           -           -         (402,536)     (402,536)
                                                                 -----------------------------------------------------------------

Balances at April 30, 1996 carried forward                       29,271,751  $3,470,409   $(128,784)     $(3,805,205)    $(463,580)

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

                       Statements of Stockholders' Deficit

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Deficit        Total
                                                                                                        Accumulated  Stockholders'
                                                         Price          Common Stock          Notes      during the     Equity
                                                          Per    -----------------------   Receivable   Development  (Accumulated
                                              Date       Share     Shares       Amount    Stockholders     Stage        Deficit)
----------------------------------------------------------------------------------------------------------------------------------
Balances at April 30, 1996 brought
  forward                                                        29,271,751  $3,470,409   $(128,784)     $(3,805,205)  $  (463,580)
Common stock issued in payment for
 accrued salaries                             6/15/96     0.69       21,200      14,624           -                -        14,624

Common stock issued for payment of
 services                                     7/10/96     1.00       75,000      75,000           -                -        75,000

Options exercised in exchange for
 note receivable                              7/20/96     0.53      150,000      80,000     (80,000)               -             -

Removal of stop stock transfer for cash       8/10/96                     -       3,500           -                -         3,500

Common stock issued for note receivable       8/15/96     1.00      275,000     275,000    (275,000)               -             -
Common stock issued for payment of
 note payable and accrued interest            8/22/96     0.69      100,000      69,000           -                -        69,000

Exercise of options for cash                  10/3/96     0.50       50,000      25,000           -                -        25,000

Common stock issued for payment of
 services                                    12/10/96     1.00       75,000      75,000           -                -        75,000

Common stock issued for payment of
 services                                     3/10/97     0.70       75,000      52,800           -                -        52,800

Common stock returned by subsidiary           3/25/97            (4,216,601)          -           -                -             -

Net loss for fiscal 1997                                                  -           -           -         (838,139)     (838,139)
                                                                 -----------------------------------------------------------------
Balances at April 30, 1997 carried forward                       25,876,350  $4,140,333   $(483,784)     $(4,643,344)    $(986,795)


                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

                       Statements of Stockholders' Deficit


----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Deficit          Total
                                                                                                  Accumulated    Stockholders'
                                                   Price          Common Stock         Notes       during the       Equity
                                                    Per     ----------------------   Receivable   Development    (Accumulated
                                        Date       Share     Shares     Amount      Stockholders     Stage          Deficit)
------------------------------------------------------------------------------------------------------------------------------

Balances at April 30, 1997 brought
 forward                                                  25,876,350  $  4,140,333  $   (483,784)  $(4,643,344)  $   (986,795)
Common stock issued for
 accounts payable for services        5/15/97      0.40       62,500        25,000             -              -        25,000
Common stock issued
 for services                         5/30/97      0.43       75,000        32,400             -              -        32,400
Options on common for
 accounts payable for services        6/6/97       0.00            -         5,000             -              -         5,000

Common stock
 exchanged for note payable           6/6/97       0.43      178,279        76,660             -              -        76,660

Common stock exchanged for
 loan from shareholder                6/6/97       0.43       37,272        16,027             -              -        16,027

Common stock issued for services      6/6/97       0.43      113,690        35,250             -              -        35,250
Common stock issued
 for account payable for services     6/6/97       0.60       81,977        48,887             -              -        48,887


Common stock issued for
 account payable for services         6/6/97       0.43       28,819        12,392             -              -        12,392

Common stock issued for
account payable for services          6/6/97       0.52      200,000       104,000             -              -       104,000

Common stock issued for
 account payable for services         6/6/97       0.52      200,000       104,000             -              -       104,000

Common stock issued for
account payable for services          6/6/97       0.52      200,000       104,000             -              -       104,000

Common stock issued for cash          6/26/97      0.18      114,133        20,000             -              -        20,000

Common stock issued
 for note payable                     8/21/97      0.62      316,800       196,416             -              -       196,416
Common stock issued
 for note payable                     10/15/97     0.25      424,000       106,000             -              -       106,000
Common stock issued
 for services                         11/1/97      0.40      100,000        40,000             -              -        40,000
Common stock issued
 for accounts payable                 12/1/97      0.40        6,250         2,500             -              -         2,500

Common stock issued
 for accounts payable                 1/29/98      0.27       94,126        25,000             -              -        25,000

Common stock
 exchanged for note payable           3/10/98      0.38      176,000        66,000             -              -        66,000

Net loss for fiscal 1998                                           -             -             -       (824,902)     (824,902)

                                                        ------------  ------------  ------------   ------------  ------------

Balances at April 30, 1998                                28,285,196  $  5,159,865  $   (483,784)  $ (5,468,246) $   (792,165)
-----------------------------------------------------------------------------------------------------------------------------

                        LEADING-EDGE EARTH PRODUCTS, INC.

                                 APRIL 30, 1998

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND POOLING OF INTERESTS. Leading-Edge Earth Products, Inc. believes its products have applications for single-family, multifamily residential and low-rise commercial construction. The Company is considered to be in the development stage. Significant revenues have not yet been generated from research and development activities or planned operations. The Company's business activities have been financed primarily through the issuance of equity securities, outside loans, and loans from shareholders.

On December 29, 1992 the Company entered into a business combination that was accounted for as a pooling of interest wherein Leading-Edge Earth Products, Inc., merged with an inactive public company, Crystal Asset Management, which had been incorporated in Oregon in 1968. In March of 1993, the Company began again to trade its stock publicly as Leading-Edge Earth Products, Inc.

GOING CONCERN. The Company's ability to continue as a going concern is dependent upon its success in transforming its building panel technology into a profitable operation. At April 30, 1998 Management was in the process of negotiating new agreements directed toward production joint ventures, independent financings, building sites for a new manufacturing plant location and acquisition of an ongoing panel pilot manufacturing organization.

The successful funding and development of joint ventures and or subsidiaries as profitable manufacturing entities is critical to the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company will be able to continue in existence as a going concern. These statements do not include any adjustments that might result from the outcome of this uncertainty.

RECLASSIFICATIONS. Certain reclassifications have been made to the financial information previously reported in order to conform to the 1998 presentation. These classifications have no effect on loss from operations and net loss as previously reported.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS. The Company considers, and the financial statements reflect, all highly liquid short-term investments with original maturity of three months or less as cash.

RECEIVABLES. As a result of an agreement with Agile and WLP in fiscal 1997, the Company does not expect to collect license and consulting revenues and interest due from Agile until after Agile is in production and is in a position to make payments on amounts owing to the Company. Consequently the Company adjusted revenues and established a reserve totaling $268,095 and $222,750 for amounts due from Agile at April 30, 1998 and 1997. See note (4) below for further discussion of Agile.

INVENTORY. Inventory consisting of steel for fabrication was purchased for $30,724 during fiscal 1998 and has been reflected in the financial statements at acquisition cost. As of April 30, 1998, all material purchased was accounted for as raw material inventory.

INVESTMENT IN AFFILIATE. During fiscal 1998, the Company agreed to enter into a joint venture agreement with L/A Investors involving certain production facilities. All aspects of this arrangement were not finalized as of April 30, 1998. However, during fiscal 1998 cash was advanced by the Company for investment in LEEP Building Systems, Inc. ("LBS") and L/A Investors has made contributions toward LBS during fiscal 1998. To the extent cash was advanced by the Company this arrangement has been accounted for as "investment in affiliate". L/A Investors has recognized the investment by the Company by issuing a note payable to the Company.

PROPERTY AND EQUIPMENT. In fiscal 1998 Management determined that the rights to use certain technology (Magnesium Oxide Technology), which had been acquired in fiscal 1997, no longer met the business needs of the Company. The original cost of this asset was $25,822. This amount less amortization is included in Other General and Administrative costs for fiscal 1998.

INCOME TAXES. Deferred Income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances have been established to reduce tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in net deferred tax assets and liabilities.

NET LOSS PER COMMON SHARE. Net Loss per common share is computed based on the weighted-average number of common shares and common share equivalents outstanding. When dilutive, stock options are included as common share equivalents using the treasury stock method.

There was no difference between basic and fully diluted earnings per share for all periods presented.

STOCK-BASED COMPENSATION. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123) which addresses the accounting for stock-based compensation arrangements. SFAS 123 permits a company to choose either a new fair-value-based method or the current APB Opinion 25 intrinsic-value-based method of accounting for stock-option-based compensation arrangements. The Company has adopted SFAS 123 for the year ending April 30, 1997 and thereafter. Management will continue to record stock-based compensation using current APB Opinion 25 intrinsic-value-based method and, therefore, believes adoption of SFAS 123 will not impact the Company's financial position and results of operations.

During fiscal 1998 options to purchase 600,000 shares of restricted rule 144 stock were valued at $102,981. The Black and Scholes method for valuing stock options was used with the following assumptions:

---------------------------------------------------------------------------------------
For year ended                                4/30/98               4/30/97
---------------------------------------------------------------------------------------
Grant date                                   March 28,      January 7,     April 23,
                                               1998            1997           1997

Number of shares under options granted        600,000        300,000        100,000
Stock price at date of issue                   $0.47          $0.97          $0.53
Exercise price                                $0.375          $0.75          $0.50
Expected life                                 3 years        3 years        5 years
Volatility measurement                         47.7%          37.8%          37.0%
Dividends                                      none            none           none

For the year ended April 30, 1998 options to purchase 725,960 shares of restricted rule 144 stock expired without being exercised, at no cost to the Company and are not valued. The pro forma effect of valuing the options for financial reporting purposes would be to increase the net loss for fiscal 1997 by $102,981 to $985,736. For fiscal 1997, the pro forma effect of using the Black and Scholes model for valuing options for financial reporting purposes would have been to increase the net loss for fiscal 1997 by $123,670 to $961,809. Assumptions for the Black and Scholes model for fiscal 1997 pro forma calculations were consistent with those used for fiscal 1998. The effect on loss per share for both 1998 and 1997 would have been negligible.

INVESTMENTS IN SUBSIDIARIES. The Company has a 35% interest in Agile. This investment is accounted for using the equity method. Agile is a development stage enterprise established in December 1995 to manufacture building panels using technology developed jointly with the Company and/or independently. Agile has incurred operating losses since its inception in 1995 through the period ended April 30, 1998.

The Company has recorded no value related to this investment due to the indeterminable values related to the Company's common stock and technology given or the common stock of Agile received in the investment transaction. The Company has not recognized its proportionate share of Agile's net losses as the Company has no obligation to fund any such losses.

NOTE 2: RELATED PARTY TRANSACTIONS

ARCHITECTURAL SERVICES AGREEMENT. The Company has entered into an agreement with the owner of DB Associates, a stockholder and member of the Board of Directors, to provide architectural and sales services. In addition to normal hourly rates for architectural services, DB Associates will be paid for sales and marketing efforts at the rate of $1.00 per panel for each panel sold to persons or companies for which DB Associates performs architectural work.

DB Associates will alternatively receive $0.25 per panel for providing architectural review for compliance with the Company's standards on projects with which DB Associates is not directly involved as architect.

JOINT VENTURE. At April 30, 1998, the Company and L/A Investors were in the process of finalizing a joint venture agreement. In fiscal 1998, during the initial stages of this joint venture, the Company contributed cash and technology and L/A Investors contributed cash and manufacturing equipment. Principals of L/A Investors are significant shareholders of the Company's common stock. See note regarding investment in affiliate above.

 STOCK OPTIONS. Non-qualified options to purchase 200,000 shares of common stock at $0.40 per share were granted during fiscal 1998 in exchange for legal services. Additionally, non-qualified compensatory options to purchase a total of 600,000 shares of common stock for $0.375 per share were granted to Management and Members of the Board of Directors during fiscal 1998. These options expire September 3, 2004.

Certain non-qualified compensatory options to purchase 320,000 shares of common stock were granted in fiscal 1995. These options expired in October 1997 without being exercised.

NOTES RECEIVABLE FROM STOCKHOLDERS. The Company has from time to time issued common shares in return for notes receivable from stockholders. In many instances these stockholders were also officers and directors. These notes receivable have been accounted for a reduction of stockholders' equity.

LOANS FROM STOCKHOLDERS. At April 30, 1998, the Company owed $411,346, in unsecured, demand notes payable to stockholders with interest accruing at 8% or 10% per annum.

NOTE 3: PREFERRED AND COMMON STOCK

PREFERRED. The Articles of Incorporation authorize issuance of up to 10,000,000 shares of preferred stock. As of April 30, 1998, no preferred shares have been issued. The Board of Directors has the authority, without further stockholder action, to determine the preferences, limitations, and relative rights of the preferred stock, subject to the requirements on the Oregon Business Corporation Act.

COMMON STOCK. Only a portion of the Company's common stock outstanding at April 30, 1998 is freely tradable. The freely tradable shares include the 1,193,683 shares originally held by certain founding stockholders, 995,000 shares registered on March 4, 1994 and subsequently sold, and those shares issued after December 29, 1992 where the holding period and trading volume restrictions are satisfied. The shares issued pursuant to the agreement of merger dated December 29, 1992 and any shares issued subsequent thereto, are "restricted securities" under the Securities Act of 1933 and, therefore, are subject to limitations on transferability.

All warrants to purchase shares of common stock have been called or have expired.

NOTE 4: INCOME TAXES

Deferred tax assets primarily consist of net operating loss carry forwards. There are no significant deferred tax liabilities. A valuation allowance has been established to reduce the deferred tax assets to zero as a result of the Company's recurring losses. Differences between the cumulative net loss for financial reporting purposes and that available for income tax purposes arise primarily as a result of nondeductible expenditures paid by the issuance of securities and capitalized start up costs.

Net operating loss carry forwards for federal income tax purposes which are available to offset future taxable income, if any, expire as follows:

                      2009                         $     7,000
                      2010                              31,000
                      2011                           1,091,000
                      2012                           1,627,000
                      2013                           1,399,000

NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS

 The Company's financial instruments include cash, receivables, accounts payable, notes payable and loans from stockholders. Except for notes receivable from stockholders and loans from stockholders, the Company believes that the fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing market rates. It is not practicable to estimate the fair value of notes receivable from stockholders and loans from stockholders, due primarily to the uncertainty surrounding the timing of cash flows.

NOTE 6: INVESTMENT SERVICES AGREEMENT

 On June 13, 1994, the Company entered into a consulting agreement with an investment company. The Company agreed to pay the investment company a consulting fee of 5% of all moneys raised on the Company's behalf. As part of the agreement, the Company also issued 500,000 of restricted common shares to the owners of the investment company upon signing of the agreement. Pursuant to the agreement, an additional 500,000 restricted common shares were to be issued after the sale of 800,000 shares of Company stock. The sale of shares contemplated did not occur. This agreement expired in December 1994 and the Company has requested return of the 500,000 shares due to nonperformance by the investment company. Settlement was reached subsequent to April 30, 1997 whereby 400,000 shares remained outstanding, but highly restricted, and 100,000 shares were released for sale.

NOTE 7: COMMITMENTS AND CONTINGENCIES

On July 27, 1995, the Company filed a complaint for Declaratory Judgment and Injunction with the Superior Court of Washington in Seattle, Washington, enjoining a former officer of the Company, Tim Metz (Mr. Metz), not to use any patented or trade secret information covered by his employment agreement. At the same time, suit was brought against Mr. Metz in conjunction with severance details as it relates to his employment contract and method of compensation. Mr. Metz filed suit in the same time frame claiming certain rights to technology and damages in excess of $395,000. Because of a personal tragedy, Mr. Metz did not respond to the discovery requested of him by the Company until recently. Based on the Company's knowledge of Mr. Metz's claims, the Company is of the opinion that it has meritorious defenses. According to officers of the Company the technology covered by the patents Mr. Metz claims he has rights to is not being used by the Company. Mr. Metz has proposed a settlement, which the Company has under consideration. Unless settled on a basis acceptable to the Company, the Company intends to defend vigorously the claims brought by Mr. Metz.

NOTE 8: SUBSEQUENT EVENTS

In July 1998, the Company took possession of an Interfacing Foam Generation System that had been manufactured to the Company's specification for its proposed manufacturing process. This equipment cost $83,000. Financing the equipment has been arranged and will require the Company to make monthly payments of approximately $2,100. The payment responsibility has been assigned to LBS pending the Company's acquisition of LBS.

Subsequent to April 30, 1998, finished goods inventory were shipped from the manufacturing facility in Williamsport PA to Twin Falls, ID, where it is being used in construction of buildings to demonstrate the uses, features and benefits of the Company's product.

SIGNATURES

In accordance with Section 13 or 15(d) or 15(d) of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned or, their in duly authorized representatives, and in the capacities, and on the date indicated.

                        LEADING-EDGE EARTH PRODUCTS, INC.



                   By: Grant C. Record, its CEO and Secretary

                              Date: August 26, 1998

Signature                            Title                         Date
---------                            -----                         ----


Grant C. Record              Secretary and Director               8/26/98



Donald A. Bazemore           Chairman of the Board                8/26/98
                                  of Directors


James R. Medley              Treasurer and Director               8/26/98



Way W. Lee                          Director                      8/26/98



William R. Nordstrom                Director                      8/26/98
