Form 10KSB40/A
period 1998-04-30
LEADING EDGE EARTH PRODUCTS INC
filed 1998-10-09
CIK 911212

                                 FORM 10-KSB/A


                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 FORM 10-KSB/A

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

TESTING AND CODE APPROVALS: The Company's main product, LEEP STRUCTURAL CORE(TM), has been tested extensively using ASTM specified test criteria for wind force resistance of walls, and floor loading capabilities. The testing has been done internal to the Company using applicable ASTM standards. No tests were certified. Such certified testing is readily available and results can be efficiently obtained at commercial labs and some universities, for reasonable rates. The Company plans to use the University of Washington for additional testing of its 4" LEEP CORE product. This testing sequence began in September 1998. Preliminary results of the first tests in the sequence showed extremely encouraging results for point and full wall section load carrying capabilities. Structural tests are scheduled at the University during October 1998 to determine and certify a variety of force resistance capabilities for wall, roof and floor applications to support engineering requirements for a variety of building types and sizes.


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

PLAN OF OPERATION: The operations of the Company since inception were focused on research and development (R&D) until late 1997 when the focus was switched to manufacturing. The Company conducted R&D activities, directly, from 1992 to 1996. R&D was done and paid for by an affiliate, Agile Building Technology, Inc., from January through October 1996. Two viable products, IN-SULATE and EX-SULATE, came out of the 1996 development as the Agile affiliate's exclusive products. Agile's and consequentially LEEP's funding for product development was unexpectedly halted in October 1996. Subsequent to Agile's loss of developmental funding, Agile sold its LEEP stock portfolio equities and other assets and borrowed funds to continue product development and buy an operating laminator production line. On February 28, 1997, Agile, LEEP and related parties signed an agreement that, among other things, but most importantly, gave Agile and LEEP future autonomy to finance and develop independently. On October 28, 1997, Agile signed a $6,000,000 joint venture investment agreement to expand Agile's product line and manufacturing capabilities. The investor group behind the funding is HKC Investors of Vancouver, BC, Canada. The Company earlier announced (July
1997) HKC's interest in funding LEEP. Because HKC's interest was principally focused on investing in an early revenue company and the Agile affiliate was positioned to create sales revenue earlier than LEEP's plan, HKC formed an investment company, Agile Group, Inc. (AGI) and invested in Agile. To date AGI has invested approximately $2.7 million of the committed $6 million in the Agile operating company, Agile Building Systems, Inc (ABS). ABS owns a small Structural Insulated Panel (SIP) production line in Vermont which is currently used by the Winter Panel Company to manufacture the Winter company's SIP products and pilot quantities of IN-SULATE and EX-SULATE for Agile. Ownership of this equipment is subject to a $1 million bankline. Agile also owns a laminator and related equipment, subject to various security interests, located in a leased building in Williamsport, Pennsylvania.

The Company has yet to generate revenues from the sale of building panels, however, $300,000 has been earned in the form of License revenue and $195,250 is due the Company from its affiliate, Agile Building Technology, Inc. ("Agile"), for fees and services rendered. The Company has agreed with Agile that payments on accrued revenues will be delayed until cash flow from operations, and/or other cash sources permit. The Company has provided for a reserve of $268,095 to cover the license revenue and accrued interest due from Agile. The Company intends to collect the above uncollected account receivable and a note receivable for $275,000 plus accrued interest, or to exchange the receivable and note positions for cash or securities. The Company has three objectives for its Agile holding: (1) obtain an equity position in Agile's future proposed public trading stock; (2) eliminate the Agile note and trade receivable by collecting them or converting them to an appreciating security asset; and (3) reclaim the Company's 1.7 million shares now held by Agile, so these shares can be retired from the Company's trading float and reduce shares outstanding. The Company agreed in August 1998 with AGI to accept 1.1 million (minimum; maximum can be more) shares of AGI and 1.7 million of its own free trading shares in exchange for its equity position in the private holding company Agile Building Technology, Inc., and an aggregate of approximately $540,000 including account receivable and the $275,000 (plus interest) note receivable. The Agile Group Inc. intends that it will ultimately become a public trading company, and ABS will remain a private operating subsidiary and Agile Building Technology, Inc., will be retired as a corporate entity or become wholly held by AGI. The Company believes its future interest is best served by exchanging its Agile Building Technology, Inc., shares for shares in the prospective public trading company, AGI, and retiring a large (1.7 million) share block of its own free trading shares from the trading float. The
Company's realization of these objectives is dependent on Agile's receipt of short-term financing and long-term financing.

In October/November 1996, the Company's CEO identified an investor, L/A Investors, Inc., to sponsor R&D activities in Pennsylvania. Based on the Company's earlier developments and patented technology, a viable, patent pending, structural panel and building system was developed between November 1996 and late 1997. The Company applied for patent protection for more than 40 additional claims on additional products and configurations that were developed between October 1996 and September 1997. The new product is known as LEEP STRUCTURAL CORE(TM) or LEEP CORE. L/A who sponsored the Company's 1996/1997 R&D program, also developed a pilot manufacturing facility in Pennsylvania, financially supported planning a major large-scale manufacturing plant and preparing for the purchase of a rail-side location in Shoshone, Idaho, to construct a plant to manufacture the LEEP STRUCTURAL CORE(TM) product. The Company, subsequent to the end of the fiscal year ending April 30, 1998, is negotiating to purchase all interests in the Pennsylvania and Idaho operations from L/A Investors, Inc., the shareholder who provided financial support to accomplish the company's objectives between October 1996 and the present. Subsequent to April 30, 1998, L/A formed LEEP Building Systems, Inc. for the purpose of its becoming the operating company to house all rights, title and interests to L/A's investments since October 1996. The Company is now proposing to buy LBS from L/A. Significant purchase of equipment and manufacturing facilities by the Company and its affiliates and/or subsidiaries is expected during fiscal 1999, as well as expansion of personnel to support the launch of manufacturing operations for LEEP STRUCTURAL CORE(TM).


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
