Form 10QSB
period 1998-07-31
LEADING EDGE EARTH PRODUCTS INC
filed 1999-01-07
CIK 911212

                                   FORM 10-QSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1998

               ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

           For the transition period from ___________ to ____________
                        Commission file number 93-67656-S

                        LEADING-EDGE EARTH PRODUCTS, INC.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                         Oregon                          93-1002429
         --------------------------------------   ------------------------
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

                              Yes  X     No
                                 -----      -----

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,366,140 as of December 5, 1998.

        Transitional Small Business Disclosure Format (check one):


                              Yes        No   X
                                 -----      -----

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

PART I

ITEM 1.   FINANCIAL STATEMENTS

Interim Financial Statements for the period ending July 31, 1998, are attached hereto.

ITEM 2.   PLAN OF OPERATION

The operations of Leading-Edge Earth Products, Inc. (the "Company"), from inception until late 1997 were focused on research and development (R&D), after which the corporate emphasis became manufacturing, marketing and sales. The Company conducted R&D activities, directly, from 1992 to 1996. R&D was done and paid for by an affiliate, Agile Building Technology, Inc. ("Agile"), from January to October, 1996. In November 1996, management and shareholder-sponsored R&D activities were undertaken in Pennsylvania, on behalf of the Company, by LEEP Building Systems, Inc. ("LBS"), assisted by the Company's CEO, Grant Record. Between November 1996 and early 1998, a viable, patent pending structural panel and building system was completed, tested and patent claims additional to the Company's earlier claims, were filed with the U.S. Patent and Trademark Office. This product is known as "LEEP STRUCTURAL CORE(TM)" ("LEEP CORE"). The management/investor group that sponsored the Company's 1996/1997 R&D also developed a pilot manufacturing facility in Pennsylvania to produce LEEP CORE. Pilot production began in early 1998. Significant purchase of equipment and manufacturing facilities by the Company and its affiliates and/or subsidiaries is planned during fiscal 1998/1999, as well as the addition of personnel to expand the pilot manufacturing facility's capacity and support the launching of large-scale manufacturing operations for LEEP CORE. The LBS plant in Pennsylvania currently produces sufficient panels to build one commercial building every ten days, in the lower-tier size range of LEEP's 1,000 to 15,000 sq.ft. target market.

The Company's primary fiscal year 1999 focus is to finance, manufacture, market and sell LEEP CORE. The long-term strategy of the Company is to form, finance, control, and manage regional manufacturing plants worldwide. The Company plans to establish up to three such manufacturing plants within the next five years.

On November 25, 1998, the Company entered into a funding agreement with Allegiance Capital Corporation of Dallas, TX, a major U.S. middle-market investment banking company. Allegiance has a goal to structure and bring together a total of $18.5 million during 1999 to allow LEEP to: (1) purchase LBS and expand the Company's pilot operations in Pennsylvania to produce sufficient LEEP CORE to construct one medium size commercial building a day, and (2) purchase the previously announced 35-acre rail-side property in downtown Shoshone, ID, and construct the Company's first full-scale, continuous, automated, manufacturing plant.

The Company received notice from the Union Pacific Railroad and the Idaho District Court that the "quiet title" procedure was successfully completed, which will give the Company the right to purchase and receive clear title on a 35-acre rail-side site in downtown Shoshone, ID, from the Union Pacific Railroad. The property includes a spur that connects to the Union Pacific's major north-south rail line. The price to the Company is especially attractive as Union Pacific wishes to develop additional rail customers in the region. The Company intends to develop the property as a rail-side industrial park after completion of its manufacturing facility at this location.

The Company has retained the Pinnacle Consulting Group, Snohomish, WA to assist with completing and implementing the design of the Shoshone, ID facility. Pinnacle's work will result in a set of drawings, specifications, and equipment vendor lists. LEEP will be able to use Pinnacle's documentation package, permanently, to duplicate the Shoshone facility anywhere in the world.

In October 1998, LEEP CORE was tested at the Structural Research Laboratory of the University of Washington's Department of Civil Engineering. The University report indicates that LEEP's 4" thick by 12' high by 4' wide wall system is five times stronger than required to support the roof load of a typical American commercial building. The tests certify, respectively, point-load--9,000 lbs.; wall-load--14,000 lbs.; and point-load internally reinforced--30,000 lbs.

LIQUIDITY AND CAPITAL RESOURCES: In recent years the Company has been almost entirely dependent on its CEO, Grant Record, arranging credit facilities, making personal loans, procuring loans from other stockholders, and selling stock to investors in order to meet the immediate cash needs of the Company. The Company has no revenue from operations and does not have assets that can be liquidated to cover cash requirements. Management, however, believes that the Company is in the best position of its life to raise the required capital to meet its published objectives. This is owing to the fact that the Company's R&D has been completed and the Company has aggressively moved through its final developmental phase and into production. The Company's business plan indicates that the $18.5 million to be raised as described under the plan of operation section above would allow the Company to achieve high levels of production and sales in the year 2000. In the interim the Company has secured a $50,000 bank line of credit to help fund the Company until long term financing is obtained.

In the year ending April 30, 1996 the Company raised $23,541 from the sale of stock, $202,700 in loans from stockholders, and exchanged $496,011 worth of Company obligations for stock. In the year ended April 30, 1997 the Company raised $25,000 from the exercise of stock options, borrowed $115,452 with demand notes, and issued stock in exchange for $514,627 in Company obligations. In the fiscal year just ended, the Company raised $20,000 from the sale of stock, borrowed $51,562 from stockholders and $386,500 from a credit facility, which is no longer available to the Company, and issued stock for $605,132 worth of Company obligations. In the quarter ended July 31, 1998 the Company financed some of its operations with payables and issued stock for $30,400 worth of Company obligations,

Since there is no expectation of cash flow from operations in the short term the Company will need to continue borrowing and selling stock in order to continue funding its corporate overhead.

RESULTS OF OPERATIONS: Nearly all of the company's revenue for the quarter ended July 31, 1998 consists of $13,543 in interest due on notes receivable from affiliates which has been accrued. At the present time the Company does not have any license or consulting revenue agreements. There was a substantial decrease of $73,955 in professional fees from the previous years first quarter as a result of the Company abandoning certain contracts with consultants.

The Company has not uncovered any material year 2000 issues that could affect the Company's business, results of operations, or financial condition.

For further analysis, see the Company's Statement of Cash Flows.

PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Earlier reported deficiencies in the legal response to the Company's law suit against Mr. Metz were brought current when Mr. Metz completed the first phase of his deposition on March 27, 1998. A settlement with Tim Metz was reached on December 31, 1998, which is attached as Exhibit 99 of this report.

ITEM 2.   CHANGES IN SECURITIES

There have been no changes in instruments defining the rights of holders of any class of securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters have been submitted to a vote of securities holders since the Annual Meeting held in Seattle on January 25, 1998. Business transacted at that meeting was summarized in the Company's 10-KSB report filed on November 5, 1998.

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

- The Company's ability to raise sufficient debt and/or equity capital to perfect its business plans;

- The occurrences of incidents which could subject the Company to liability or fines;

- The Company's ability to obtain the sales orders necessary to support the volume of production required to sustain successful operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Unaudited financial reports and notes thereto are attached covering the period ending July 31, 1998.

An 8-K report was filed on December 10, 1998; no other 8-K reports have been filed after the 10-K

Report for the year ending April 30, 1998, was filed on November 5, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Leading-Edge Earth Products, Inc.
                                                          (Registrant)


Date: December 30, 1998                        By:    Grant C. Record
                                               CEO and Secretary

                        LEADING-EDGE EARTH PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                                  JULY 31, 1998

                                   (UNAUDITED)

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)
                                   (Unaudited)
                           Balance Sheet as of 7/31/98


ASSETS
CURRENT ASSETS
    Cash                                                  $       955
    Receivables from affiliate, net of reserve                  7,423
    Inventory                                                  30,724
    Prepaid expenses and deposits                              20,731
                                                          -----------
                 TOTAL CURRENT ASSETS                          59,833
OTHER ASSETS
    Investment in affiliates                                   67,100
                                                          -----------
                 TOTAL ASSETS                                 126,933
                                                          -----------

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable                                           82,065
    Accrued contract salary payable                           395,343
    Accrued royalties and interest payable                     97,598
    Loans from shareholders                                   411,346
                                                          -----------
                 TOTAL CURRENT LIABILITIES                    986,352
                                                          -----------

CONTINGENT LIABILITIES                                              -

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred shares
  (10 million shares authorized, none issued)                       -
  Common stock, no par value
  (100 million shares authorized, 28,285,196 issued
  and outstanding)                                          5,190,265
  Note receivable from shareholders                          (483,784)
  Deficit accumulated during developmental stage           (5,565,900)
                                                          -----------
        SHAREHOLDERS' DEFICIT                                (859,419)
                                                          -----------
                 TOTAL LIABILITIES AND SHAREHOLDERS'
                 EQUITY                                   $   126,933
                                                          -----------


                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)
                                   (Unaudited)
        Statement of Operations for years ending July 31, 1998 and 1997, and From December 23, 1991 (inception) through July 31, 1998


                                                             Three months
                                                                Ended               Dec. 23, 1991
                                                   ------------------------------      through
                                                   July 31, 1998    July 31, 1997   July 31, 1998
                                                   -------------    -------------   -------------
INCOME
       License and consulting revenues            $         -      $         -      $   497,000
       Interest                                        13,543           10,328           99,697
       Other                                              421            7,000           19,398
                                                  -----------      -----------      -----------
            TOTAL INCOME                               13,964           17,328          616,095

RESEARCH AND DEVELOPMENT EXPENSES                       1,472            4,176          963,743

GENERAL AND ADMINISTRATIVE EXPENSES
       Contract salaries and incentives                15,000           47,728        1,492,583
       Travel and entertainment                         7,048           13,321          205,536
       Legal and professional                          20,650           94,605        1,418,108
       Promotion and corporate development             30,400           32,400          564,868
       Other general and administrative costs          15,206           13,422          459,932
                                                  -----------      -----------      -----------
            TOTAL GENERAL AND ADMINISTRATIVE           88,304          201,476        4,141,027

INTEREST AND OTHER EXPENSE
       Interest                                         9,983           11,489          244,270
       Adjustment for unpaid revenues from
       affiliate                                       11,859           10,312          279,954
       Royalties and royalty buyout expense                 -                -          553,000
                                                  -----------      -----------      -----------
            TOTAL INTEREST AND OTHER EXPENSE           21,842           21,801        1,077,224
                                                  -----------      -----------      -----------
                  TOTAL EXPENSES                  $   111,618          227,453        6,181,994
                                                  -----------      -----------      -----------
            NET LOSS                              $   (97,654)     $  (210,125)     $(5,565,900)
                                                  -----------      -----------      -----------
            Loss per common share                      $(0.00)          $(0.01)          $(0.27)
            Weighted average shares
            outstanding                            28,385,196       27,768,020       20,691,585

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)
                                   (Unaudited)
          Statement of Cash Flows for Quarter ending July 31, 1998, and from December 23, 1991 (inception) through July 31, 1998


                                                      Quarter      Dec. 23, 1991
                                                       Ended         Through
                                                   July 31, 1998   July 31, 1998
                                                  --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                          $   (97,654)     (5,565,900)
ADJUSTMENTS TO RECONCILE NET LOSS
   TO CASH USED IN OPERATING ACTIVITIES
Noncash compensation expenses related to
   nonqualified stock options and grants               30,400       2,738,225
Depreciation and amortization                                          16,185
Write-off of long-term assets                                         170,903
Accrued royalty obligation                                            200,000

CHANGES IN OPERATING ASSETS AND LIABILITIES
Receivables                                             2,629          (7,423)
Inventory                                                             (30,724)
Prepaid expenses and deposits                           4,052         (20,731)
Accounts payable                                       12,557         476,091
Accrued salary obligations                             15,000         409,967
Accrued interest payable                                9,726         299,633
                                                  -----------     -----------
    Total adjustments to Operating Loss                74,364       4,252,126
                                                  -----------     -----------
CASH USED IN OPERATING ACTIVITIES                     (23,290)     (1,313,774)
                                                  -----------     -----------

INVESTING ACTIVITIES
Investment in affiliate                                21,688         (67,100)
Equipment purchases, disposals                                       (159,064)
Purchase intangible                                                   (26,822)
Payments on notes receivable from shareholders                          6,500
                                                  -----------     -----------
CASH USED BY INVESTING ACTIVITIES                      21,688        (246,486)
                                                  -----------     -----------

FINANCING ACTIVITIES
Sale of common stock                                                  390,000
Exercise of stock options                                              67,537
Exercise of Class A warrants                                            3,300
Contributed capital                                                   100,910
Proceeds from notes payable                                           658,630
Proceeds - loans from shareholders                                    671,717
Payments from shareholder loan                                       (254,379)
Payments on notes payable                                             (76,500)
                                                  -----------     -----------
CASH PROVIDED BY FINANCING ACTIVITIES                               1,561,215
                                                  -----------     -----------

Change in cash                                         (1,602)            955
Cash at beginning of period                             2,557
                                                  -----------     -----------
CASH AT END OF PERIOD                             $       955     $       955
                                                  -----------     -----------

                        LEADING-EDGE EARTH PRODUCTS, INC.

                                  JULY 31, 1998

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

RECEIVABLES. As a result of an agreement with Agile and WLP in fiscal 1997, the Company does not expect to collect license and consulting revenues and interest due from Agile until after Agile is in production and is in a position to make payments on amounts owing to the Company. Consequently the Company adjusted revenues and established a reserve totaling $279,954 for amounts due from Agile on July 31, 1998.

INVENTORY. Inventory consisting of steel for fabrication was purchased for $30,724 during fiscal 1998 and has been reflected in the financial statements at acquisition cost. As of July 31, 1998, all material purchased was accounted for as raw material inventory.

INVESTMENT IN AFFILIATE. During fiscal 1998, the Company agreed to enter into a joint venture agreement with L/A Investors involving certain production facilities. All aspects of this arrangement were not finalized as of July 31, 1998. However, during fiscal 1998 cash was advanced by the Company for investment in LEEP Building Systems, Inc. ("LBS") and L/A Investors has made contributions toward LBS during fiscal 1998. To the extent cash was advanced by the Company this arrangement has been accounted for as "investment in affiliate". L/A Investors has recognized the investment by the Company by issuing a note payable to the Company.

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

JOINT VENTURE. At July 31, 1998, the Company and L/A Investors were in the process of finalizing a joint venture agreement. During the initial stages of this joint venture, the Company contributed cash and technology and L/A Investors contributed cash and manufacturing equipment. Principals of L/A Investors are significant shareholders of the Company's common stock.

STOCK OPTIONS. There were no stock options granted during the quarter ended July 31, 1998. Information on options outstanding is contained in the April 30, 1998 10-KSB.

NOTES RECEIVABLE FROM STOCKHOLDERS. The Company has from time to time issued common shares in return for notes receivable from stockholders. In many instances these stockholders were also officers and directors. These notes receivable have been accounted for a reduction of stockholders' equity.

LOANS FROM STOCKHOLDERS. At July 31, 1998, the Company owed $411,346, in unsecured, demand notes payable to stockholders plus interest which is accruing at 8% or 10% per annum.

NOTE 3: PREFERRED AND COMMON STOCK

PREFERRED. The Articles of Incorporation authorize issuance of up to 10,000,000 shares of preferred stock. As of July 31, 1998, no preferred shares have been issued. The Board of Directors has the authority, without further stockholder action, to determine the preferences, limitations, and relative rights of the preferred stock, subject to the requirements on the Oregon Business Corporation Act.

COMMON STOCK. Only a portion of the Company's common stock outstanding on July 31, 1998 is freely tradable. The freely tradable shares include the 1,193,683 shares originally held by certain founding stockholders, 995,000 shares registered on March 4, 1994 and subsequently sold, and those shares issued after December 29, 1992 where the holding period and trading volume restrictions are satisfied. The shares issued pursuant to the agreement of merger dated December 29, 1992 and many shares issued subsequent thereto, are "restricted securities" under the Securities Act of 1933 and, therefore, are subject to limitations on transferability.

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

NOTE 7: COMMITMENTS AND CONTINGENCIES

On July 27, 1995, the Company filed a complaint for Declaratory Judgment and Injunction with the Superior Court of Washington in Seattle, Washington, enjoining a former officer of the Company, and shareholder, not to use any patented or trade secret information covered by his employment agreement. At the same time, suit was brought against the shareholder in conjunction with severance details as it relates to his employment contract and method of compensation. The shareholder filed suit in the same time frame claiming certain rights to technology and damages in excess of $395,000. A settlement was reached on December 31, 1998, which is attached as Exhibit 99 of this report.

NOTE 8: CONTINGENT LIABILITY

In July 1998, LEEP Building Systems, (LBS), took possession of an Interfacing Foam Generation System and in October 1998, LBS took possession of an air chiller that had been manufactured to the Company's specification for its proposed manufacturing process. Financing the equipment was arranged that requires monthly payments of approximately $2,353. The payment responsibility has been assigned to LBS pending the Company's acquisition of LBS but LEEP continues to guarantee the payments to the financing company. As of January 5, 1999 the balance due on these contracts was $121,171.

Subsequent to April 30, 1998, finished goods inventory were shipped from the manufacturing facility in Williamsport PA to Twin Falls, ID, where it is being used in construction of buildings to demonstrate the uses, features and benefits of the Company's product.

NOTE 9:  SUBSEQUENT EVENTS

The Company has since paid obligations of the Company amounting to $99,047 with 481,207 shares of restricted rule 144 stock and raised $70,000 in exchange for 425,000 shares of restricted rule 144 stock. In December of 1998 the Company obtained a $50,000 line of credit which is personally guaranteed by an officer of the Company. In exchange for that officers accommodation to guarantee the line of credit the Company issued a three-year option to purchase 100,000 shares of LEEP stock at $0.25 per share. In December of 1998 the Company settled a lawsuit with a shareholder as noted in Note 7 above.