Form 10QSB
period 1998-10-31
LEADING EDGE EARTH PRODUCTS INC
filed 1999-02-16
CIK 911212

                                   FORM 10-QSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

             (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1998


               ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

           For the transition period from ___________ to ____________

                        Commission file number 93-67656-S

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        ---------------------------------
           (Name of small business issuer as specified in its charter)

                    Oregon                                93-1002429
     ----------------------------------------       ------------------------
     (State of incorporation or organization)       (I.R.S. Employer ID No.)

        319 Nickerson St. #186, Seattle, WA                 98109
     ---------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,501,680 as of February 12, 1999.

      Transitional Small Business Disclosure Format (check one):
Yes      No  X
   -----   -----

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)



PART I

ITEM 1.        FINANCIAL STATEMENTS

Interim Financial Statements for the period ending October 31, 1998 are attached hereto.

ITEM 2.        PLAN OF OPERATION

The operations of Leading-Edge Earth Products, Inc. (the "Company"), from inception until late 1997 were focused on research and development (R&D), after which the corporate emphasis became manufacturing, marketing and sales. The Company conducted R&D activities, directly, from 1992 to 1996. R&D was done and paid for by an affiliate, Agile Building Technology, Inc. ("Agile"), from January to October, 1996. In November 1996, management and shareholder-sponsored R&D activities were undertaken in Pennsylvania, on behalf of the Company, by LEEP Building Systems, Inc. ("LBS"), assisted by the Company's CEO, Grant Record. Between November 1996 and early 1998, a viable, patent pending structural panel and building system was completed, tested and patent claims additional to the Company's earlier claims, were filed with the U.S. Patent and Trademark Office. This product is known as "LEEP STRUCTURAL CORE(TM)" ("LEEP CORE"). The management/investor group that sponsored the Company's 1996/1997 R&D also developed a pilot manufacturing facility in Pennsylvania to produce LEEP CORE. Pilot production began in early 1998. Significant purchase of equipment and manufacturing facilities by the Company and its affiliates and/or subsidiaries is planned during fiscal 1998/1999, as well as the addition of personnel to expand the pilot manufacturing facility's capacity and support the launching of large-scale manufacturing operations for LEEP CORE. The LBS plant in Pennsylvania currently has the capacity to produce sufficient panels to build one commercial building every ten days, in the lower-tier size range of LEEP's 1,000 to 15,000 sq.ft. target market.

The Company's primary fiscal year 1999 focus is to finance the manufacturing, marketing and selling of LEEP CORE. The long-term strategy of the Company is to form, finance, control, and manage regional manufacturing plants worldwide. The Company's business plan contemplates establishing up to three manufacturing plants within the next five years.

On November 25, 1998, the Company entered into a funding agreement with Allegiance Capital Corporation of Dallas, TX, a major U.S. middle-market investment banking company. Allegiance has a goal to structure and bring together a total of $18.5 million during 1999 to allow LEEP to: (1) purchase LBS and expand the Company's pilot operations in Pennsylvania to produce sufficient LEEP CORE to construct one medium size commercial building a day, and (2) construct the Company's first full-scale, continuous, automated, manufacturing plant with a daily production capacity of 100,000 sq.ft. of LEEP STRUCTURAL CORE, and have sufficient working capital to establish profitable operations.

The Company financed, contracted, closed and received title to a rail-side industrial park site after it received notice from the Union Pacific Railroad and the Idaho District Court that the "quiet title" procedure was successfully completed (please refer to the 8-K report filed by the Company with the SEC on February 11, 1999). Three months were required to complete the procedure that gave the Company the right to purchase and receive clear title on the 35-acre site in downtown Shoshone, ID, from the Union Pacific Railroad. The Company intends to develop the property as a rail-side industrial park after completion of its manufacturing facility at this location. The property includes a spur that connects to the Union Pacific's main north-south rail line. The price to the Company was especially attractive as Union

Pacific wishes to develop additional rail customers in the region. Because of a requirement to provide sufficient access from public roads, the Union Pacific Railroad included an additional 1.35 acres at no additional cost. This enabled the Company to receive full title insurance at the time it took title to the property. Closing papers were signed on January 26, 1999 and the title was recorded in the Company's name on February 5, 1999.

The Company has retained the Pinnacle Consulting Group, Snohomish, WA to assist with completing and implementing the design of the Shoshone, ID facility. Pinnacle's work will result in a set of drawings, specifications, and equipment vendor lists. LEEP will be able to use Pinnacle's documentation package, permanently, to duplicate the Shoshone facility anywhere in the world.

In October 1998, LEEP CORE was tested at the Structural Research Laboratory of the University of Washington's Department of Civil Engineering. The University report indicates that LEEP's 4" thick by 12' high by 4' wide wall system is five times stronger than required to support the roof load of a typical American commercial building. The tests certify, respectively, point-load--9,000 lbs.; wall-load--14,000 lbs.; and point-load internally reinforced--30,000 lbs. (See 8-KSB report filed on December 10, 1998.) Testing to determine the product's capability to withstand wind and earthquake load forces have been scheduled.

Item 1 of the Company's 10-KSB for the period ending April 30, 1998 describes LEEP's interest in Agile and the Company's intent to sell its 35% interest in Agile. Item 6 of the Company's 10-KSB outlines the Company's intent to collect on certain obligations owed to LEEP by Agile. As of this date, no investors have been identified to take Agile forward and the Company is in doubt that such an investor will be found. Should an investor not be found the Company does not expect to recover any economic benefit from its 35% interest in Agile nor would the Company collect on any loans, unpaid fees, accrued interest, or other receivables due the Company. Because the Company has not recognized as assets in its financial statements its interest in Agile nor the receivable from Agile, should Agile not find a new investor such will not materially affect the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES: In recent years the Company has been almost entirely dependent on its CEO, Grant Record, arranging credit facilities, making personal loans, procuring loans from other stockholders, and selling stock to investors in order to meet the immediate cash needs of the Company. The Company has no revenue from operations and does not have assets that can be liquidated to cover cash requirements. Management, however, believes that the Company is in the best position of its life to raise the required capital to meet its published objectives. This owes to the fact that the Company's R&D has been completed and the Company has aggressively moved through its final developmental phase into production. The Company's business plan indicates that the $18.5 million to be raised as described under the plan of operation section above would allow the Company to achieve high levels of production and sales in the year 2000.

In the year ending April 30, 1996 the Company raised $23,541 from the sale of stock, $202,700 in loans from stockholders, and exchanged $496,011 worth of Company obligations for stock. In the year ended April 30, 1997 the Company raised $25,000 from the exercise of stock options, borrowed $115,452 with demand notes, and issued stock in exchange for $514,627 in Company obligations. In the fiscal year ended April 30, 1998, the Company raised $20,000 from the sale of stock, borrowed $51,562 from stockholders and $386,500 from a credit facility, which is no longer available to the Company, and issued stock for $605,132 worth of Company obligations. In the six months ended October 31, 1998 the Company financed some of its operations with payables and issued stock for $129,278 worth of Company obligations and cash.

Since there is no expectation of cash flow from operations in the short term the Company will need to continue borrowing and selling stock in order to continue funding its corporate overhead.

RESULTS OF OPERATIONS: No cash was received as revenue for the quarter ended October 31, 1998. $13,045 of the interest income shown in the Income Statement is due from an affiliate. This revenue has been allocated to reserve status because collection is uncertain (please see the paragraph entitled Receivables in Note 1 to the Financial Statements). At the present time the Company does not have any license or consulting revenue agreements. There was a substantial decrease in professional fees from the previous year's second quarter as a result of the Company abandoning certain contracts with consultants.

The Company has not uncovered any material year 2000 issues that could affect the Company's business, results of operations, or financial condition.

For further analysis, see the Company's Statement of Cash Flows.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Earlier reported deficiencies in the legal response to the Company's law suit against Mr. Metz were brought current when Mr. Metz completed the first phase of his deposition on March 27, 1998. A settlement with Tim Metz was reached on December 31, 1998, the terms of which are in an agreement that was attached as
Exhibit 99 to the Company's 10-QSB report filed on January 7, 1999.

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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

Unaudited financial reports and notes thereto are attached covering the period ending October 31, 1998.

An 8-K report was filed on December 10, 1998; an 8-K report was filed on February 11, 1999; no other 8-K reports have been filed after the 10-K Report for the year ending April 30, 1998, was filed on November 5, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Leading-Edge Earth Products, Inc.
(Registrant)


Date: February 15, 1999                                By:  Grant C. Record
                                                            CEO and Secretary

                        LEADING-EDGE EARTH PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                                OCTOBER 31, 1998

                                   (UNAUDITED)

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)
                                   (Unaudited)
                 Condensed Balance Sheet as of October 31, 1998
--------------------------------------------------------------------------------



ASSETS
CURRENT ASSETS
      Cash                                                               $     3,284
      Receivables from affiliate, net of reserve                               9,443
      Inventory                                                                   --
      Prepaid expenses and deposits                                           19,949
                                                                         -----------

                   TOTAL CURRENT ASSETS                                       32,676
OTHER ASSETS
      Investment in affiliates                                               158,382
      Property, plant and equipment                                           20,285
                                                                        ------------
                   TOTAL ASSETS                                              211,343
                                                                         ===========


LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
      Accounts payable                                                       145,155
      Accrued contract salary payable                                        410,343
      Accrued royalties and interest payable                                  73,838
      Loans from shareholders                                                303,013
                                                                         -----------

                   TOTAL CURRENT LIABILITIES                                 932,349

CONTINGENT LIABILITIES                                                            --

SHAREHOLDERS' EQUITY (DEFICIT)
    Preferred shares
    (10 million shares authorized, none issued)                                   --
    Common stock, no par value
    (100 million shares authorized, 28,957,403 issued and                  5,294,313
    outstanding)
    Note receivable from shareholders                                       (355,000)
    Deficit accumulated during developmental stage                        (5,660,319)
                                                                         -----------

          SHAREHOLDERS' DEFICIT                                             (721,006)
                                                                         -----------

                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $   211,343
                                                                         ===========

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)
                                   (UNAUDITED)

  Statement of Operations for Three and Six months ended October 31, 1998 and
             October 31, 1997 and the period from December 23, 1991
                      (inception) through October 31, 1998
--------------------------------------------------------------------------------



                                                                                                          Period from
                                                                                                           23-Dec-91
                                                                                                          (inception)
                                               Three months ended              Six months ended              through
                                          ----------------------------    ----------------------------    ------------
                                           31-Oct-98        31-Oct-97      31-Oct-98        31-Oct-97       31-Oct-98
                                          ------------    ------------    ------------    ------------    ------------
INCOME
   License and consulting revenues        $         --    $         --    $         --    $         --    $    497,000
   Interest                                     15,098          12,825          28,641          23,153         114,795
   Other                                         5,570              --           5,991           7,000          24,968
                                          ------------    ------------    ------------    ------------    ------------
        TOTAL INCOME                            20,668          12,825          34,632          30,153         636,763
RESEARCH AND DEVELOPMENT
   EXPENSE                                       3,579          11,523           5,051          15,899         967,322
GENERAL & ADMINISTRATIVE
   EXPENSE
   Contract salaries and incentives             17,890          46,251          32,890          93,978       1,510,473
   Travel and entertainment                     11,917          12,670          18,965          25,991         217,453
   Legal and professional                       50,380         117,613          71,030         212,218       1,466,488
   Promotion & corp. development                   525              --          30,925          32,400         565,393
   Other general & administrative               10,310          14,971          25,516          28,393         470,242
                                          ------------    ------------    ------------    ------------    ------------
     TOTAL GENERAL & ADMINISTRATIVE             91,022         191,505         179,326         392,981       4,232,049
Interest and other expense
   Interest                                      7,441          67,949          17,424          79,438         251,711
   Adjustment for unpaid revenues from
     affiliate                                  13,045          11,313          24,904          21,625         292,999
   Royalties and royalty buyout expense             --              --              --              --         553,000
                                          ------------    ------------    ------------    ------------    ------------
     TOTAL INTEREST AND OTHER EXPENSE           20,486          79,262          42,328         101,063       1,097,710
                                          ------------    ------------    ------------    ------------    ------------
        TOTAL EXPENSES                         115,087         282,290         226,705         509,743       6,297,081
                                          ------------    ------------    ------------    ------------    ------------

                 NET LOSS                 $    (94,419)   $   (269,465)   $   (192,073)   $   (479,590)   $ (5,660,318)
                                          ------------    ------------    ------------    ------------    ------------

Loss per common share                     $      (0.00)   $      (0.01)   $      (0.01)   $      (0.02)   $      (0.27)

Weighted average shares outstanding         28,561,989      28,508,820      28,561,989      28,138,420      20,704,590
                                          ============    ============    ============    ============    ============

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)
                                   (UNAUDITED)

     Statement of Cash Flows for the Quarter ended October 31, 1998 and from
             December 23, 1991 (inception) through October 31, 1998
--------------------------------------------------------------------------------




                                                           Quarter ended           23-Dec-91
                                                    --------------------------      through
                                                     31-Oct-98      31-Oct-97      31-Oct-98
                                                    -----------    -----------    -----------
     Net loss                                       $   (94,419)   $  (269,465)   $(5,660,318)
ADJUSTMENTS TO RECONCILE NET LOSS TO CASH USED IN
   OPERATING ACTIVITIES
     Noncash compensation expenses related to
        nonqualified stock options and stock
        grants                                           18,989                     2,757,214
     Depreciation and amortization                                         430         16,185
     Write-off of long-term assets                                                    170,903
     Accrue royalty obligation                                           7,210        200,000
     Settlement of lawsuit                               20,451                        20,451

CHANGES IN OPERATING ASSETS AND LIABILITIES
     Receivables                                         (2,019)                       (9,442)
     Inventory                                           30,724         (6,013)            --
     Prepaid expenses and deposits                          782         61,893        (19,949)
     Accounts payable                                    63,090          9,500        539,181
     Accrued salary obligations                          15,000         29,251        424,967
     Accrued interest payable                           (23,760)                      275,873
     Total adjustments to net loss                       83,817                     1,210,630
                                                    -----------    -----------    -----------
CASH USED IN OPERATING ACTIVITIES                        28,838       (167,194)    (1,284,936)
                                                    -----------    -----------    -----------

     Investment in affiliate                            (76,224)       (87,612)      (143,324)
     Equipment purchase, disposals                      (20,285)                     (179,349)
     Purchase intangible                                                              (26,822)
     Payments on notes receivable from
     stockholders                                                                       6,500
                                                    -----------    -----------    -----------
CASH USED IN INVESTING ACTIVITIES                       (96,509)       (87,612)      (342,995)
                                                    -----------    -----------    -----------

     Sale of common stock                                70,000                       460,000
     Exercise of stock options                                                         67,537
     Exercise of Class A warrants                                                       3,300
     Contributed capital                                                              100,910
     Notes payable exchanged for stock                                 302,416
     Proceeds from notes payable                                                      658,630
     Proceeds - loans from shareholders                                 10,000        671,717
     Payments on notes payable                                         (65,000)       (76,500)
     Payments - loans from shareholders                                              (254,379)
                                                    -----------    -----------    -----------
CASH FROM FINANCING ACTIVITIES                           70,000        247,416      1,631,215
                                                    -----------    -----------    -----------

     Change in cash                                       2,329         (7,390)         3,284
     Cash at beginning of period                            955         11,548             --
                                                    -----------    -----------    -----------
     Cash at end of period                          $     3,284    $     4,158    $     3,284
                                                    -----------    -----------    -----------

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)
                                   (UNAUDITED)
         Statement of Cash Flows for the Quarter ended October 31, 1998 and from December 23, 1991 (inception) through October 31, 1998
--------------------------------------------------------------------------------



                 SUPPLEMENTAL SCHEDULE OF NON CASH TRANSACTIONS


                                                            Quarter ended
                                                              31-Oct-98
                                                            -------------
Shares issued to satisfy debt of affiliate                     $ 15,059
Settlement of lawsuit
     Cancellation of note receivable from
     shareholders                                               128,784
     Cancellation of loan from shareholders                     108,333

Transfer of raw material inventory to affiliate                  30,724

                        LEADING-EDGE EARTH PRODUCTS, INC.

OCTOBER 31, 1998



                          NOTES TO FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND POOLING OF INTERESTS. Leading-Edge Earth Products, Inc. believes its products have applications for single-family, multifamily residential and low-rise commercial construction. The Company is considered to be in the development stage. Significant revenues have not yet been generated from research and development activities or planned operations. The Company's business activities have been financed primarily through the issuance of equity securities, and borrowings from shareholders and others.

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

RECEIVABLES. As a result of an agreement with Agile and WLP in fiscal 1997, the Company does not expect to collect license and consulting revenues and interest due from Agile until after Agile is in production and is in a position to make payments on amounts owing to the Company. Agile's ability to begin production and finance sales is dependent on locating investors and, as of this filing date, no investors have been identified. Consequently the Company increased operating losses and established a reserve totaling $292,999 for amounts due from Agile on October 31, 1998.

INVENTORY. Inventory consisting of steel for fabrication purchased for $30,724 during fiscal 1998 and has been transferred to an affiliate with a corresponding increase in "Receivables from affiliates" in the quarter ended October 31, 1998. No revenue was recognized on this transaction.

INVESTMENT IN AFFILIATE. During fiscal 1998, the Company agreed to enter into a joint venture agreement with L/A Investors involving certain production facilities. All aspects of this arrangement were not finalized as of October 31, 1998. However, during fiscal 1998 cash was advanced by the Company for investment in LEEP Building Systems, Inc. ("LBS") and L/A Investors has made contributions toward LBS during fiscal 1998. To the extent cash was advanced by the Company this arrangement has been accounted for as "investment in affiliate". L/A Investors has recognized part of the investment by the Company by issuing a note payable to the Company and the balance is carried as a receivable from the affiliate (LBS).

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

STOCK OPTIONS. There were no stock options granted during the quarter ended October 31, 1998. Information on options outstanding is contained in the April 30, 1998 10-KSB.

NOTES RECEIVABLE FROM STOCKHOLDERS. The Company has from time to time issued common shares in return for notes receivable from stockholders. In many instances these stockholders were also officers and directors. These notes receivable have been accounted for a reduction of stockholders' equity.

LOANS FROM STOCKHOLDERS. At October 31, 1998, the Company owed $303,013, in unsecured, demand notes payable to stockholders plus interest which is accruing at 8% or 10% per annum.

NOTE 3: PREFERRED AND COMMON STOCK

PREFERRED. The Articles of Incorporation authorize issuance of up to 10,000,000 shares of preferred stock. As of October 31, 1998, no preferred shares have been issued. The Board of Directors has the authority, without further stockholder action, to determine the preferences, limitations, and relative rights of the preferred stock, subject to the requirements on the Oregon Business Corporation Act.

COMMON STOCK. Only a portion of the Company's common stock outstanding on October 31, 1998 is freely tradable. The freely tradable shares include the 1,193,683 shares originally held by certain founding stockholders, 995,000 shares registered on March 4, 1994 and subsequently sold, and those shares issued after December 29, 1992 where the holding period and trading volume restrictions are satisfied. The shares issued pursuant to the agreement of merger dated December 29, 1992 and many shares issued subsequent thereto, are "restricted securities" under the Securities Act of 1933 and, therefore, are subject to limitations on transferability.

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

NOTE 7: COMMITMENTS AND CONTINGENCIES

On July 27, 1995, the Company filed a complaint for Declaratory Judgment and Injunction with the Superior Court of Washington in Seattle, Washington, enjoining a former officer of the Company, and shareholder, not to use any patented or trade secret information covered by his employment agreement. At the same time, suit was brought against the shareholder in conjunction with severance details as it relates to his employment contract and method of compensation. The shareholder filed suit in the same time frame claiming certain rights to technology and damages in excess of $395,000. A settlement was reached on December 31, 1998, which is exhibit 99 with the 10QSB filed on January 7, 1999. As a result of this agreement the Note receivable from shareholders was reduced by $128,784, Loans from shareholder were reduced by $103,333, Accrued interest payable was reduced by $30,949, and Other income of $5,498 were recognized in the financial statements for the quarter ended October 31, 1998.


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

Subsequent to April 30, 1998, finished goods inventory were shipped from the LBS manufacturing facility in Williamsport PA to Twin Falls, ID, where it is being used in construction of buildings to demonstrate the uses, features and benefits of the Company's product.

NOTE 9: SUBSEQUENT EVENTS

Subsequent to October 31, 1998 $78,500 in obligations was paid by issuing 394,000 shares of restricted Rule 144 stock.

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

In recognition for services rendered to the Company, options to purchase 100,000 shares of the Company's common, Rule 144, stock at $0.20 were issued.

                                 EXHIBIT INDEX

EXHIBIT 27         Financial Data Schedule.