Form 10QSB
period 1999-01-31
LEADING EDGE EARTH PRODUCTS INC
filed 1999-04-12
CIK 911212

                                   FORM 10-QSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

             (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1999

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

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 9d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes [ ]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,784,736 as of January 31, 1999.

    Transitional Small Business Disclosure Format (check one):

Yes [ ]        No [X]

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)


PART I

ITEM 1.        FINANCIAL STATEMENTS

Interim Financial Statements for the period ending January 31, 1999 are attached hereto.

ITEM 2.        PLAN OF OPERATION

The operations of Leading-Edge Earth Products, Inc. ("LEEP"), from inception until late 1997 were focused on research and development (R&D), after which the corporate emphasis became manufacturing, marketing and sales. LEEP conducted R&D activities, directly, from 1992 to 1996. R&D was done and paid for by an affiliate, Agile Building Technology, Inc. ("Agile"), from January to October, 1996. In November 1996, management and shareholder-sponsored R&D activities were undertaken in Pennsylvania, on behalf of LEEP, by LEEP Building Systems, Inc. ("LBS"), assisted by LEEP's CEO, Grant Record. Between November 1996 and early 1998, a viable, patent pending structural panel and building system was completed, tested and patent claims additional to LEEP's earlier claims, were filed with the U.S. Patent and Trademark Office. This product is known as "LEEP STRUCTURAL CORE(TM)" ("LEEP CORE"). The management/investor group that sponsored LEEP's 1996/1997 R&D also developed a pilot manufacturing facility in Pennsylvania to produce LEEP CORE. Pilot production began in early 1998. Significant purchase of equipment and manufacturing facilities by LEEP and its affiliates and/or subsidiaries is planned during 1999, as well as the addition of personnel to expand the pilot manufacturing facility's capacity and support the launching of large-scale manufacturing operations for LEEP CORE. The LBS plant in Pennsylvania currently has the capacity to produce sufficient panels to build one commercial building every ten days, in the lower-tier size range of LEEP's 1,000 to 15,000 sq.ft. target market.

LEEP's primary fiscal year 1999 focus is to finance the manufacturing, marketing and selling of LEEP CORE. The long-term strategy of LEEP is to form, finance, control, and manage regional manufacturing plants worldwide. LEEP's business plan contemplates establishing up to three manufacturing plants within the next five years.

On November 25, 1998, LEEP entered into a funding agreement with Allegiance Capital Corporation of Dallas, TX, a major U.S. middle-market investment banking company. Allegiance has a goal to structure and bring together a total of $18.5 million during 1999 to allow LEEP to: (1) purchase LBS and expand LEEP's pilot operations in Pennsylvania to produce sufficient LEEP CORE to construct one medium size commercial building a day, and (2) construct LEEP's first full-scale, continuous, automated, manufacturing plant with a daily production capacity of 100,000 sq.ft. of LEEP STRUCTURAL CORE, and have sufficient working capital to establish profitable operations.

LEEP financed, contracted, closed and received title to a rail-side industrial park site after it received notice from the Union Pacific Railroad and the Idaho District Court that the "quiet title" procedure was successfully completed (please refer to the 8-K report filed by LEEP with the SEC on February 11, 1999). The property includes a spur that connects to the Union Pacific's main north-south rail line. The price to LEEP was especially attractive as Union Pacific wishes to develop additional rail customers in the region.

LEEP has retained the Pinnacle Consulting Group, Snohomish, WA to assist with completing and implementing the design of the Shoshone, ID facility. Pinnacle's work will result in a set of drawings, specifications, and equipment vendor lists. LEEP will be able to use Pinnacle's documentation package, permanently, to duplicate the Shoshone facility anywhere in the world.

In October 1998, LEEP CORE was tested at the Structural Research Laboratory of the University of Washington's Department of Civil Engineering. The University report indicates that LEEP's 4" thick by 12' high by 4' wide wall system is five times stronger than required to support the roof load of typical designs of American commercial buildings. The tests certify, respectively, point-load--9,000 lbs.; distributed wall-load--14,000 lbs.; and point-load internally reinforced--30,000 lbs. (See 8-KSB report filed on December 10, 1998.) Testing to determine the product's capability to withstand wind and floor loads has been performed by LEEP and will be certified by university tests later this year.

Item 1 of LEEP's 10-KSB for the period ending April 30, 1998 describes LEEP's interest in Agile and LEEP's intent to sell its 35% interest in Agile. Item 6 of LEEP's 10-KSB outlines LEEP's intent to collect on certain obligations owed to LEEP by Agile. As of this date, no investors have been identified to take Agile forward. Should an investor not be found LEEP does not expect to recover any economic benefit from its 35% interest in Agile nor would LEEP collect on any loans, unpaid fees, accrued interest, or other receivables due LEEP. Because LEEP has not recognized as assets in its financial statements its interest in Agile nor the receivable from Agile, should Agile not find a new investor such will not materially affect LEEP's financial statements.

LEEP management has been in contact with several developers and their representatives in the Middle East and Southeast Asia. These contacts have widened the market scope of LEEP to include large volume projects that, potentially, match LEEP's expected large volume production plans and corresponding production technology. Planning for these large volume markets anticipates less order-to-order variation with corresponding savings in sales fulfillment costs.

LIQUIDITY AND CAPITAL RESOURCES: In recent years LEEP has been almost entirely dependent on its CEO, Grant Record, arranging credit facilities, making personal loans, procuring loans from other stockholders, and selling stock to investors in order to meet the immediate cash needs of LEEP. LEEP has no revenue from operations and does not have assets that can be liquidated to cover cash requirements. Management, however, believes that LEEP is in the best position of its life to raise the required capital to meet its published objectives. This owes to the fact that LEEP's R&D was completed and LEEP's product moved through its final developmental phase into production. LEEP's business plan indicates that the $18.5 million to be raised, as described under the plan of operation section above, would allow LEEP to achieve high levels of production and sales in the year 2000. The $18.5 million budget is allocated as follows: $2 million for manufacturing buildings, $12 million for manufacturing equipment, $3.5 million for operating capital and a $1 million reserve. Lease-based financing of buildings and equipment would allow LEEP to proceed with its full-scale manufacturing plan by developing as little as $4.5 million of incremental debt and/or equity financing.

In the year ending April 30, 1996, LEEP raised $23,541 from the sale of stock, $202,700 in loans from stockholders, and exchanged $496,011 worth of LEEP obligations for stock. In the year ended April 30, 1997, LEEP raised $25,000 from the exercise of stock options, borrowed $115,452 with demand notes, and issued stock in exchange for $514,627 in LEEP obligations. In the fiscal year ended April 30, 1998, LEEP raised $20,000 from the sale of stock, borrowed $51,562 from stockholders and $386,500 from a credit facility, and issued stock for $605,132 worth of LEEP obligations. In the nine months ended January 31, 1999, LEEP financed some of its operations with payables and issued stock for $247,747 worth of LEEP obligations and cash.

Since there is no expectation of cash flow from operations in the short term, LEEP will need to continue with borrowings and selling stock in order to continue funding its corporate overhead.

RESULTS OF OPERATIONS: No cash was received as revenue for the quarter ended January 31, 1999. $13,638 of the interest income shown in the Income Statement is due from an affiliate. This revenue has been allocated to reserve status because collection is uncertain (please see the paragraph entitled Receivables in Note 1 to the Financial Statements). At the present time LEEP does not have any license or consulting revenue agreements. There was a substantial decrease in professional fees from the previous year's second quarter as a result of LEEP abandoning certain contracts with consultants.

LEEP has not uncovered any material year 2000 issues that could affect LEEP's business, results of operations, or financial condition.

For further analysis, see LEEP's Statement of Cash Flows.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Earlier reported deficiencies in the legal response to LEEP's law suit against Mr. Metz were brought current when Mr. Metz completed the first phase of his deposition on March 27, 1998. A settlement with Tim Metz was reached on December 31, 1998, the terms of which are in an agreement that was attached as Exhibit 99 to LEEP's 10-QSB report filed on January 7, 1999.

ITEM 2.  CHANGES IN SECURITIES

There have been no changes in instruments defining the rights of holders of any class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters have been submitted to a vote of securities holders since the Annual Meeting held in Seattle on January 25, 1998. Business transacted at that meeting was summarized in LEEP's 10-KSB report filed on November 5, 1998.

ITEM 5.  OTHER INFORMATION

Matters discussed herein, contain forward-looking statements that involve risk and uncertainties. LEEP's results may differ significantly from results indicated by forward-looking statements. Factors that might cause some differences, include, but are not limited to:

- Changes in general economic conditions, including but not limited to increases in interest rates, and shifts in domestic building construction requirements;

-   Changes in government regulations affecting customers, LEEP, or Agile;

- Risks generally involved in the construction business, including weather, fixed price contracts and shortages of materials or price-competitive labor;

-   Competition;

- The ability of LEEP to successfully bring the products from their development stage into full and profitable production;

- LEEP's ability to raise sufficient debt and/or equity capital to perfect its business plans;

-   The occurrences of incidents which could subject LEEP to liability or fines;

- LEEP's ability to obtain the sales orders necessary to support the volume of production required to sustain successful operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Unaudited financial reports and notes thereto are attached covering the period ending January 31, 1999.

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

Leading-Edge Earth Products, Inc.
(Registrant)


Date: April 9, 1999                     By:    Grant C. Record
                                               CEO and Secretary

                        LEADING-EDGE EARTH PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                                JANUARY 31, 1999

                                   (UNAUDITED)

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)
                                   (Unaudited)
                 Condensed Balance Sheet as of January 31, 1999
================================================================================


ASSETS
CURRENT ASSETS
      Cash                                                         $       704
      Receivables from affiliate, net of reserve                        13,822
      Inventory                                                             --
      Prepaid expenses and deposits                                     19,949
                                                                   -----------
                   TOTAL CURRENT ASSETS                                 34,475

OTHER ASSETS
      Investment in affiliates                                         274,382
      Property, plant and equipment                                    127,476
                                                                   -----------
                   TOTAL ASSETS                                        436,333
------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
      Accounts payable                                                 231,203
      Accrued contract salary payable                                  425,343
      Accrued royalties and interest payable                            81,107
      Notes payable                                                    109,495
      Loans from shareholders                                          313,013
                                                                   -----------
                   TOTAL CURRENT LIABILITIES                         1,160,161

CONTINGENT LIABILITIES                                                      --

SHAREHOLDERS' EQUITY (DEFICIT)
    Preferred shares
    (10 million shares authorized, none issued)
    Common stock, no par value
    (100 million shares authorized, 29,784,736 issued and            5,422,813
    outstanding)
    Note receivable from shareholders                                 (355,000)
    Deficit accumulated during developmental stage                  (5,791,641)
                                                                   -----------
          SHAREHOLDERS' DEFICIT                                       (723,828)

                                                                   -----------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $   436,333
------------------------------------------------------------------------------

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)
                                   (UNAUDITED)

    Statement of Operations for Three and Nine months ended January 31, 1999 and January 31, 1998 and the period from December 23, 1991
                      (inception) through January 31, 1999

================================================================================

                                                                                                                      Period from
                                                                                                                       23-Dec-91
                                                    Three months ended                 Nine months ended              (inception)
                                              ------------------------------      ------------------------------        through
                                               31-Jan-99          31-Jan-98         31-Jan-99        31-Jan-98         31-Jan-99
----------------------------------------------------------------------------------------------------------------------------------
INCOME
     License and consulting revenues          $         --      $         --      $         --      $         --      $    497,000
     Interest                                       18,021            14,581            46,662            37,734           132,816
     Other                                              44            37,000             6,035            44,000            25,012
                                              ------------------------------------------------------------------------------------
           TOTAL INCOME                             18,065            51,581            52,697            81,734           654,828
RESEARCH AND DEVELOPMENT EXPENSE                    11,046            31,836            16,097            47,535           978,368
GENERAL & ADMINISTRATIVE EXPENSE
     Contract salaries and incentives               15,000            16,260            47,890           110,239         1,525,473
     Travel and entertainment                        6,998             4,985            25,963            30,976           224,451
     Legal and professional                         40,910           122,417           111,940           334,635         1,507,398
     Promotion & corp. development                  15,450            44,446            46,375            76,846           580,843
     Other general & administrative                 10,216            15,612            35,732            44,005           480,458
                                              ------------------------------------------------------------------------------------
        TOTAL GENERAL & ADMINISTRATIVE              88,574           203,720           267,900           596,701         4,318,623
Interest and other expense
     Interest                                        7,629             8,374            25,053            87,812           259,340
     Adjustment for unpaid revenues
        from affiliate                              13,638            11,859            38,542            33,484           306,637
     Royalties and royalty buyout expense           28,500                --            28,500                --           581,500
                                              ------------------------------------------------------------------------------------
        TOTAL INTEREST AND OTHER EXPENSE            49,767            20,233            92,095           121,296         1,147,477

                                              ------------------------------------------------------------------------------------
           TOTAL EXPENSES                          149,387           255,789           376,092           765,532         6,444,468

                                              ------------------------------------------------------------------------------------
                    NET LOSS                  $   (131,322)     $   (204,208)     $   (323,395)     $   (683,798)     $ (5,789,640)

Loss per common share                         $      (0.00)     $      (0.01)     $      (0.01)     $      (0.02)     $      (0.27)

Weighted average shares outstanding             29,434,747        28,508,820        29,434,747        28,138,420        21,081,934
----------------------------------------------------------------------------------------------------------------------------------

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)
                                   (UNAUDITED)
         Statement of Cash Flows for the Quarter ended January 31, 1999 and from December 23, 1991 (inception) through January 31, 1999
================================================================================

                                                                                                                Inception
                                                    Quarter ended                  Nine months ended            (23-Dec-91)
                                            ----------------------------      ----------------------------        through
                                             31-Jan-99        31-Jan-98        31-Jan-99        31-Jan-98        31-Jan-99
                                            -------------------------------------------------------------------------------
     Net loss                               $  (131,322)     $  (204,208)     $  (323,395)     $  (683,798)     $(5,791,641)
ADJUSTMENTS TO RECONCILE NET
   LOSS TO CASH USED IN
   OPERATING ACTIVITIES
     Noncash compensation expenses
     related to nonqualified stock
     options and stock grants                    13,500                            62,889          470,929        2,770,714
     Depreciation and amortization                                                                     860           16,185
     Write-off of long-term assets                                38,814                            38,814          170,903
     Accrue royalty obligation                                   (28,897)                          (16,933)         200,000
     Settlement of lawsuit                                                         20,451                            20,451

CHANGES IN OPERATING ITEMS
     Receivables                                 (4,380)                           (3,770)                          (13,822)
     Inventory                                                                     30,724          (30,724)
     Prepaid expenses and deposits                                95,394            4,834          (95,213)         (19,949)
     Accounts payable                            91,048          (16,766)         166,695          (50,813)         630,229
     Accrued salary obligations                  15,000           15,000           45,000           31,615          439,967
     Accrued interest payable                     7,269                            (6,765)                          283,142
                                            -------------------------------------------------------------------------------
     Total adjustments to Net Loss              122,437          103,545          320,058          348,535        4,497,820
                                            -------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                (8,885)        (100,663)          (3,337)        (335,263)      (1,293,821)
                                            -------------------------------------------------------------------------------

     Investment in affiliate                    (55,999)                         (110,535)         (87,612)        (199,323)
     Equipment purchase,disposals              (107,191)                         (127,476)

     Purchase intangible                                                                           (15,000)         (26,822)
     Payments on notes
     receivable from stockholders                                (23,701)                          (23,701)           6,500
                                            -------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES              (163,190)         (23,701)        (238,011)        (126,313)        (506,185)
                                            -------------------------------------------------------------------------------

     Sale of common stock                        50,000           40,000          120,000          152,687          510,000
     Exercise of stock options                                                                                       67,537
     Exercise of Class A warrants                                                                                     3,300
     Contributed capital                                                                                            100,910
     Proceeds from notes payable                109,495           66,000          109,495           66,000          768,125
     Proceeds - loans from shareholders          10,000           26,563           10,000           36,563          681,717
     Payments on notes payable                                                                     (74,630)         (76,500)
     Payments - loans from shareholders                                                            (15,000)        (254,379)
     Shares issued for accounts payable                                                            302,415
                                            -------------------------------------------------------------------------------
CASH FROM FINANCING ACTIVITIES                  169,495          132,563          239,495          468,036        1,800,710
                                            -------------------------------------------------------------------------------
     Change in cash                              (2,580)           8,199           (1,853)           6,460              704
     Cash at beginning of period                  3,284            4,158            2,557            5,897               --
                                            -------------------------------------------------------------------------------
     Cash at end of period                  $       704      $    12,357      $       704      $    12,357      $       704
                                            -------------------------------------------------------------------------------

                        LEADING-EDGE EARTH PRODUCTS, INC.

                                JANUARY 31, 1999
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND POOLING OF INTERESTS. Leading-Edge Earth Products, Inc. ("LEEP"), believes its products have applications for single-family, multifamily residential and low-rise commercial construction. LEEP is considered to be in the development stage. Significant revenues have not yet been generated from research and development activities or planned operations. LEEP's business activities have been financed primarily through the issuance of equity securities, and borrowings from shareholders and others.

On December 29, 1992 LEEP entered into a business combination that was accounted for as a pooling of interest wherein Leading-Edge Earth Products, Inc., merged with an inactive public company, Crystal Asset Management, which had been incorporated in Oregon in 1968. In March of 1993, LEEP began again to trade its stock publicly as Leading-Edge Earth Products, Inc.

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

RECEIVABLES. As a result of an agreement with Agile and WLP in fiscal 1997, LEEP does not expect to collect license and consulting revenues and interest due from Agile until after Agile is in production and is in a position to make payments on amounts owing to LEEP. Agile's ability to begin production and finance sales is dependent on locating investors and, as of this filing date, no investors have been identified. Consequently LEEP increased operating losses and established a reserve totaling $306,637 for amounts due from Agile on January 31, 1999.

INVENTORY. Inventory consisting of steel for fabrication purchased for $30,724 during fiscal 1998 and has been transferred to an affiliate with a corresponding increase in "Receivables from affiliates" in the quarter ended October 31, 1998. No revenue was recognized on this transaction.

INVESTMENT IN AFFILIATE. LEEP has agreed to enter into a joint venture agreement with L/A Investors involving certain production facilities. Cash has been advanced by LEEP for investment in LEEP Building Systems, Inc. ("LBS") and L/A Investors has made contributions toward LBS. To the extent cash was advanced by LEEP this arrangement has been accounted for as "investment in affiliate". L/A Investors has recognized part of the investment by LEEP by issuing notes payable to LEEP and the balance is carried as a receivable from the affiliate (LBS).

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

INVESTMENTS IN SUBSIDIARIES. LEEP has a 35% interest in Agile. This investment is accounted for using the equity method. Agile is a development stage enterprise established in December 1995 to manufacture building panels using technology developed jointly with LEEP and/or independently. Agile has incurred operating losses since its inception in 1995 through the period ended April 30, 1998.

LEEP has recorded no value related to this investment due to the indeterminable values related to LEEP's common stock and technology given or the common stock of Agile received in the investment transaction. LEEP has not recognized its proportionate share of Agile's net losses as LEEP has no obligation to fund any such losses.

NOTE 2: RELATED PARTY TRANSACTIONS

ARCHITECTURAL SERVICES AGREEMENT. LEEP has entered into an agreement with the owner of DB Associates, a stockholder and member of the Board of Directors, to provide architectural and sales services. In addition to normal hourly rates for architectural services, DB Associates will be paid for sales and marketing efforts at the rate of $1.00 per panel for each panel sold to persons or companies for which DB Associates performs architectural work.

DB Associates will alternatively receive $0.25 per panel for providing architectural review for compliance with LEEP's standards on projects with which DB Associates is not directly involved as architect.

JOINT VENTURE. At July 31, 1998, LEEP and L/A Investors were in the process of finalizing a joint venture agreement. During the initial stages of this joint venture, LEEP contributed cash and technology and L/A Investors contributed cash and manufacturing equipment. Principals of L/A Investors are significant shareholders of LEEP's common stock.

STOCK OPTIONS. Information on options outstanding is contained in the April 30, 1998 10-KSB. Since then LEEP has issued options to purchase 100,000 shares of LEEP restricted stock at $0.25 per share and options to purchase 100,000 shares of LEEP restricted stock at $0.20 per share.

NOTES RECEIVABLE FROM STOCKHOLDERS. LEEP has from time to time issued common shares in return for notes receivable from stockholders. In many instances these stockholders were also officers and directors. These notes receivable have been accounted for as reductions of stockholders' equity.

LOANS FROM STOCKHOLDERS. At January 31, 1999, LEEP owed $313,013, in unsecured, demand notes payable to stockholders plus interest which is accruing at 8% or 10% per annum.

NOTE 3: PREFERRED AND COMMON STOCK

PREFERRED. The Articles of Incorporation authorize issuance of up to 10,000,000 shares of preferred stock. As of January 31, 1999, no preferred shares have been issued. The Board of Directors has the authority, without further stockholder action, to determine the preferences, limitations, and relative rights of the preferred stock, subject to the requirements on the Oregon Business Corporation Act.

COMMON STOCK. Only a portion of LEEP's common stock outstanding on January 31, 1999 is freely tradable. The freely tradable shares include the 1,193,683 shares originally held by certain founding stockholders, 995,000 shares registered on March 4, 1994 and subsequently sold, and those shares issued after December 29, 1992 where the holding period and trading volume restrictions are satisfied. The shares issued pursuant to the agreement of merger dated December 29, 1992 and many shares issued subsequent thereto, are "restricted securities" under the Securities Act of 1933 and, therefore, are subject to limitations on transferability. 727,333 shares of restricted rule 144 stock was issued during the quarter ended January 31, 1999 in exchange for services rendered to LEEP and notes payable.

All warrants to purchase shares of common stock have been called or have expired.

NOTE 4: INCOME TAXES

Deferred tax assets primarily consist of net operating loss carry forwards. There are no significant deferred tax liabilities. A valuation allowance has been established to reduce the deferred tax assets to zero as a result of LEEP's recurring losses. Differences between the cumulative net loss for financial reporting purposes and that available for income tax purposes arise primarily as a result of nondeductible expenditures paid by the issuance of securities and capitalized start up costs.

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

NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS

LEEP's financial instruments include cash, receivables, accounts payable, notes payable and loans from stockholders. Except for notes receivable from stockholders and loans from stockholders, LEEP believes that the fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing market rates. It is not practicable to estimate the fair value of notes receivable from stockholders and loans from stockholders, due primarily to the uncertainty surrounding the timing of cash flows.

NOTE 6: INVESTMENT SERVICES AGREEMENT

On June 13, 1994, LEEP entered into a consulting agreement with an investment company. LEEP agreed to pay the investment company a consulting fee of 5% of all moneys raised on LEEP's behalf. As part of the agreement, LEEP also issued 500,000 of restricted common shares to the owners of the investment company upon signing of the agreement. Pursuant to the agreement, an additional 500,000 restricted common shares were to be issued after the sale of 800,000 shares of LEEP stock. The sale of shares contemplated did not occur. This agreement expired in December 1994 and LEEP has requested return of the 500,000 shares due to nonperformance by the investment company. Settlement was reached subsequent to April 30, 1997 whereby 400,000 shares remained outstanding, but highly restricted, and

100,000 shares were released for sale.

NOTE 7: COMMITMENTS AND CONTINGENCIES

On July 27, 1995, LEEP filed a complaint for Declaratory Judgment and Injunction with the Superior Court of Washington in Seattle, Washington, enjoining a former officer of LEEP, and shareholder, not to use any patented or trade secret information covered by his employment agreement. At the same time, suit was brought against the shareholder in conjunction with severance details as it relates to his employment contract and method of compensation. The shareholder filed suit in the same time frame claiming certain rights to technology and damages in excess of $395,000. A settlement was reached on December 31, 1998, which is exhibit 99 with the 10QSB filed on January 7, 1999. As a result of this agreement the Note receivable from shareholders was reduced by $128,784, Loans from shareholder was reduced by $103,333, Accrued interest payable was reduced by $30,949, and Other income of $5,498 was recognized in the financial statements for the quarter ended October 31, 1998.

NOTE 8: CONTINGENT LIABILITY

In July 1998, LEEP Building Systems, (LBS), took possession of an Interfacing Foam Generation System and in October 1998, LBS took possession of an air chiller that had been manufactured to LEEP's specification for its proposed manufacturing process. Financing the equipment was arranged that requires monthly payments of approximately $2,353. The payment responsibility has been assigned to LBS pending LEEP's acquisition of LBS but LEEP continues to guarantee the payments to the financing company. As of January 5, 1999, the balance due on these contracts was $121,171.

Subsequent to April 30, 1998, finished goods inventory were shipped from the LBS manufacturing facility in Williamsport PA to Twin Falls, ID, where it is being used in construction of buildings to demonstrate the uses, features and benefits of LEEP's product.

NOTE 9: OPTION TO PURCHASE AFFILIATE

LEEP has acquired an exclusive right to purchase LEEP Building Systems including its manufacturing facility in Montgomery, PA. In this agreement LEEP agrees to pay $9,500 per month starting November 1, 1998 on an accrual basis to be paid at the time the option to purchase is exercised. This expense is reflected in the Statement of Operations as "Royalties, royalty buyout and option expense".

NOTE 10: SUBSEQUENT EVENTS

Subsequent to January 31, 1999 LEEP issued 25,000 shares of restricted rule 144 stock as interest for a stockholder loan in the amount of $50,000.