Form 10KSB40
period 1999-04-30
LEADING EDGE EARTH PRODUCTS INC
filed 1999-07-26
CIK 911212

                                   FORM 10-KSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended April 30, 1999
                                              --------------

[ ] 15, TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from___________ to ____________
                        Commission file number 93-67656-S

                        LEADING-EDGE EARTH PRODUCTS, INC.
                 (Name of small business issuer in its charter)

              Oregon                                            93-1002429
----------------------------------------                ------------------------
(State of incorporation or organization)                (I.R.S. Employer ID No.)

  319 Nickerson St. #186, Seattle, WA                             98109
(Address of principal executive offices)                        (Zip Code)
      Issuer's telephone number                                800-788-3599
                                                        ------------------------
        Securities registered under Section 12 (b) of the Exchange Act:

Title of each Class                    Name of each exchange on which registered
      none                                                none
    --------                                            --------

         Securities registered under Section 12 (g) of the Exchange Act:
                                      none
                     --------------------------------------
                                (Title of class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days  [X]    [ ]
                                                                   Yes     No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $71,413
                                                        ----------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of June 21, 1999: $8,066,247

State number of shares outstanding of the Registrants common stock as of June 21, 1999: 30,369,907
         ------------

LEADING-EDGE EARTH PRODUCTS, INC.
(A Development Stage Enterprise)

PART 1

ITEM 1.    DESCRIPTION OF BUSINESS.

INTRODUCTION AND OVERVIEW: Leading-Edge Earth Products, Inc. ("LEEP"), an Oregon Company, is the result of a merger on December 29, 1992, of Leading-Edge Earth Products, a Washington corporation, and Crystal Asset Management, an Oregon corporation. The merger was accounted for as a pooling of interest. The objectives of LEEP are to develop, manufacture, market and profit from the sale of its structural, lightweight, highly insulated, frameless, composite building system. The LEEP Building System is pre-engineered and produced by joining LEEP STRUCTURAL CORE(TM) components to form entire walls, roofs, floors, and partitions for residential and non-residential building construction. LEEP's product is designed to substitute for wood and other traditional materials and building systems. LEEP believes its products will have major worldwide appeal for non-residential (commercial) construction and single- and multi-family residential construction, including housing in Emerging Nations. Highly insulated, stand-alone offices, restaurants, retail stores, shops, and housing for Emerging Nations constitute LEEP's initial target markets.

Between 1992 and 1996, LEEP conducted R&D at a series of three locations in Washington State. In January 1996, LEEP shut down its R&D activities in Washington and continued development in joint venture with a newly formed joint-venture company, Agile Building Technology, Inc. ("Agile"), in Pennsylvania. LEEP stopped development with Agile in October 1996 when Agile source funding ceased. LEEP continued development of its LEEP STRUCTURAL CORE product using third party financing and facilities. Agile retained interior and exterior wall covering products and continued in existence. LEEP continues to own its original 35% equity interest in Agile as of the date of this report and Agile's majority shareholders own 4.3% of LEEP. LEEP signed a new definitive agreement with Agile et al in February 1997. The February 1997 agreement gives both Agile and LEEP autonomy to fund independently and to develop their respective companies. (For additional historic information about Agile, see the 10-KSB/A report for period ending April 30, 1998.)

During late 1996 and early 1997, a shareholder, L/A Investors, Inc. ("L/A"), agreed to fund operations in Pennsylvania to complete the LEEP STRUCTURAL CORE R&D through the preliminary testing phase and establish an initial manufacturing facility. This operation was accounted independently by L/A and later became incorporated as LEEP Building Systems, Inc. ("LBS"). Grant Record, LEEP's CEO, agreed to head up the development and to support himself financially over the period. LEEP agreed to accrue Mr. Record's salary on the books over the period. There was no initial written contractual agreement between L/A and LEEP, as the parties could not determine the duration or financial impact of the project. From the outset, there was a general understanding that L/A would sell its position in the development program to LEEP for additional shares of LEEP's stock and the return of some of L/A's invested cash. Mr. Record agreed to itemize and track the expenditures for the parties. At that time, the product began to be known as LEEP STRUCTURAL CORE or LEEP CORE. Sufficient development and testing was completed on LEEP CORE to attract the interest of the City of Twin Falls, Idaho, to assist LEEP to explore establishing a high-volume manufacturing operation in Idaho. Manufacturing sites in Twin Falls County, Idaho, proved to be difficult to develop, and LEEP found a more attractive site to develop in Shoshone, Idaho, about 25 miles north of Twin Falls (see "Management Discussion and Analysis" below). Overlapping and in tandem with the Idaho manufacturing site planning and development activity, a LEEP CORE pilot manufacturing operation was begun in Montgomery, Pennsylvania. L/A provided much of the cash to cover the costs of establishing and operating the Montgomery, Pennsylvania facility and conducting the Idaho activities until July 31, 1996. L/A formed LEEP Building Systems, Inc. ("LBS"), a Nevada corporation.. Accounting records of all expenses associated with the Pennsylvania and Idaho operations were shifted into LBS. LEEP has negotiated an option to buy the operations, equipment and contracts relating to LEEP from L/A for $250,000 in cash plus preferred stock converting to 1,000,000 LEEP common shares. The option expiring on August 1, 1999 (see Exhibit 99.2) has been extended until November 1999.

PRODUCT DEVELOPMENT CRITERIA: Wood, metal, and concrete products are the predominant structural materials used in the building construction industry. LEEP believes that substitutes for traditional wood structural elements will be used for the future generations of building components because of the dwindling supply of timber occasioned by regulatory and environmental considerations. LEEP believes that the market will demand that future building materials be lightweight, fire-resistant, water-resistant, sound abating, rot-resistant and offer seismic and wind-resistant properties. LEEP believes that many future requirements cannot be readily met with current metal, wood and/or concrete products. LEEP's STRUCTURAL CORE product is believed to address the above performance criteria while at the same time addressing the ever-important competitive cost requirements.

ENVIRONMENTAL CONSIDERATIONS: A major emphasis of LEEP addresses developing and manufacturing environmentally friendly products that are nontoxic at every level from the manufacturing process through the end product, and environmentally sound for long-term use. As a practical matter, other than compliance with OSHA standards for manufacturing which is common to all U.S. manufacturing companies, there are no major product-related environmental considerations known by LEEP that are mandated by law at this time. LEEP's STRUCTURAL CORE product is capable of practical insulation values ranging from 50% to 300% greater than standard U.S. building code requirements, thereby promoting significant savings of fossil fuels that are used for heating and cooling. Enough LEEP CORE can be shipped on a 40-foot long truck trailer to build two medium size American houses, therefore the product's compactness and light weight effect large savings of fuel required for transportation purposes.

When fully implemented, LEEP believes its technology and product can effect savings of substantial amounts of the planet's forest products and contribute to the above major savings in transportation costs and attendant fossil fuel use. In addition, there will be savings in both summer and winter fuel consumption because LEEP's FRAMELESS Building System product offers thermal insulation properties that are superior to those of conventional materials and frame-type building systems.

All of LEEP's environmental features and benefits can make a material difference in the building construction industry, if the technology and practical aspects of producing the product are driven by large-scale manufacturing. A principle focus of LEEP and its management is on developing products that lend themselves naturally to high-volume production. The production machinery LEEP plans to use is capable of producing enough LEEP CORE product to support construction of 27 medium size American houses (or equivalent sizes of commercial buildings) each full production day, in each of LEEP's future large-scale manufacturing facilities in the U.S.

ABOUT THE TECHNOLOGY: LEEP uses composite technology. Composite technology is based on the principle that when two or more pieces of material (sheets or beams) are laminated together, the two or more pieces become a unitized composite member. The resulting member's structural strength-to-weight relationship is greatly improved, when compared with the weight and corresponding strength of non-composite materials. This composite technology is the basis for LEEP's current and future anticipated patent and other proprietary positions. Better strength/weight performance of products translates to less material/less weight being required to construct buildings. This composite technology can be applied so as to make products that weigh 200 pounds vs. 1,900 pounds, in the case of solid concrete, brick or block comparisons; and 200 pounds vs. 900 pounds, in the case of wood product comparisons. Specifically, LEEP CORE weighs less than wood or concrete and offers exceptional strength to weight (ratio) structural performance. This means that lighter weight LEEP CORE can support greater wall, roof and floor loads than can solid materials of the same weight.

RESEARCH AND DEVELOPMENT: In the year ending April 30, 1999, LEEP expended only $17,966 performing research and development on its technology and products. However, more than $500,000 has been expended through the L/A and LBS organizations, between October 1996 and the present, to support LEEP's R&D, pilot manufacturing and positioning to begin large-scale manufacturing. LEEP's main focus between October 1996 and the present, has been to position to sell and produce large quantities of its LEEP STRUCTURAL CORE product.

MANUFACTURING METHODS AND OUTLOOK: Prototype panels were initially fabricated using rudimentary manual presses, conventional metal bending equipment and hand mixed foam chemicals. These early LEEP panels were tested and the panel configuration was evolved to meet higher and higher levels of performance criteria up to the point that 5" thick panels met Commercial Floor Load and Hurricane V Wind-load codes. To LEEP's knowledge, 5" foam/metal panels have never before attained such advanced structural performance levels.

Subsequent to the testing phase, LEEP's initial manufacturing process was perfected in early 1998. Based on earlier designs of a custom LEEP-proprietary "Shuttle Press," the first press was put into operation during the first quarter of 1998. Enough LEEP CORE product can now be produced in the Pennsylvania plant to support construction of one 6-Family Complex every three weeks. Commercial sheet metal fabricators, using numeric-controlled metal presses, are supplying the custom metal parts to support this current pilot-manufacturing phase. LEEP sponsored the lease of a modern computer-controlled foam generation system manufactured by Linden Industries, Inc./EMB. This equipment is located at LBS in Pennsylvania to enable LBS to supply LEEP with high-tolerance, commercial grade LEEP CORE product, until LEEP exercises its option to purchase the Pennsylvania manufacturing operation. LEEP is currently seeking $3 million to expend on additional equipment, raw materials, operations, purchase of LBS, and G&A over a six-month period. This expansion will bring the Pennsylvania LEEP CORE production rate up to one 6-Family Housing Complex per day.

LEEP's large-scale manufacturing plant configuration is planned to consist of: two metal roll forming machines which continuously pre-form the top and bottom parts; two 10,000-lb. metal coil handlers; an automatic insulating chemical foam generator; a 127-foot long custom laminator (which takes the place of the present individual containment presses); a computer-controlled flying cut-off saw; a 100-foot cool-down/stabilizing chamber, a window/door opening routing system and various other curing, handling, packaging and shipping facilities. With this configuration, LEEP plans, under computer control, to automatically cut the panels to custom lengths per construction job work order instructions. LEEP plans to chemically bond these custom lengths together as they come out of the stabilization chamber, to custom form specific 4'-to-10'-wide panel sections with which to construct walls, roofs and floors. LEEP plans to have funding committed for this large-scale Automated Laminator Production System by the time the earlier discussed Pilot Plant expansion is complete. The longer lead-time metal forming machine tooling design has been funded and completed, and the two metal forming production systems are on order for interim use in the Pennsylvania plant. Achieving the goals and schedules is dependent on LEEP's receipt of borrowings, Private Placement fundings and/or equipment lease-line financing.

Site selection, site use permit, a site environmental phase I study, and all tasks leading to LEEP's final building design and permit were completed on a 36.5-acre rail-side manufacturing building site in Shoshone, Idaho. The Union Pacific Railroad agreed to sell the property to LEEP on attractive terms in order to encourage LEEP's commercial development of the property. Formalities concerning the title transfer were completed during 1998. Completing this building site development and building construction is dependent on LEEP's receipt of interim operating funds and funds to clear contingent liabilities on the land's ownership. Bank and/or private construction loan and/or long term mortgage financing and/or an IRB issue are under consideration for LEEP's funding.

TESTING AND CODE APPROVALS: LEEP completed "distributed wall," "un-reinforced and reinforced point-load" testing in October/November 1998 at the University of Washington. These tests were certified and reported in a news release, and to the SEC (see 8-K report filed on December 10, 1998). LEEP's STRUCTURAL CORE, has been tested extensively using ASTM specified test criteria for wind force resistance of walls, and floor loading capacities. These specific tests were done internal to LEEP, using applicable ASTM standards. These internal tests were not certified. Such certified testing is readily available and results can be efficiently obtained at commercial labs and some universities, for reasonable rates. LEEP plans to use the University of Washington for additional testing of its 4" LEEP CORE product.

MARKETS AND MARKETING: LEEP believes that recent changes in the construction industry create an increased desire by builders to buy pre-manufactured, or fabricated, construction components. According to Automated Builders Magazine (August 1996), panelized construction sales exceeded wood-frame construction for the first time in history (39% vs.36%) in the United States in calendar year 1995. This trend continued in 1996, 1997 and 1998, and the trend is continuing in 1999, according to US Government Economic Development Department publications, Automated Builder publications, and other industry study groups.

LEEP abandoned its 1998 plan to build a series of sample buildings across America, because the first such building did not produce the desired result of exposing LEEP to volume sales of multiple units. The test and demonstration building that LEEP built in Twin Falls, ID is serving LEEP's objectives: numerous people traveled to Idaho in 1998 to see the building, and the number of interested parties that are traveling to Idaho is increasing in 1999.

LEEP's current strategy is to continue to produce and stockpile LEEP CORE panels to support prompt construction of buildings that represent the first of multiple building orders. LEEP has designed a total of five different types of buildings to support this marketing/sales objective, and is working on several such unit orders that promote follow-on business.

LEEP's capability has increased greatly relative to Internet and other methods of communicating its product's salient features and benefits, and detailed experience about constructing LEEP buildings. LEEP's 1998 in-depth testing certifications concerning the product's structural capabilities also helped lend credibility to LEEP STRUCTURAL CORE FRAMELESS Building System construction. FRAMELESS construction is described as follows:

To establish a basis for comparison of LEEP's FRAMELESS Building System, there are three basic popular methods used today to construct insulated buildings: (1) Component, (2) Modular, and (3) Panelized/frame:
1. Component construction (with thousands of masonry, wood and/or metal components that are assembled by laborers at the job site) is time consuming, complicated and relatively expensive.
2. Modular construction, on the other hand, offers the advantages of lower cost and fast field erection. It is faster and more efficient than field assembling thousands of components. Some disadvantages of Modular construction are that factory-assembled modules are difficult to move to the job sites, thus limiting the practical distances the modules can be moved. More importantly, the types of structures that can be designed, assembled and shipped is narrowly defined and highly restricted, compared to the other two approaches; and a more specialized workforce is required.
3. Traditionally, Panelized/frame construction offers some of the advantages of Component based construction, mainly design flexibility and ease of shipping, and overcomes the design and shipping limitations of Modular construction. Unfortunately, large specialized crews and heavy-duty equipment are required, and large numbers of parts are involved. The result is usually a conventional frame-structure building with a "metal building" look.

Features and benefits of LEEP's freestanding FRAMELESS Building System include:
1. LEEP's freestanding FRAMELESS system is a breakthrough. Approximately 75% of thermal losses in conventional buildings occur through frame members. LEEP's FRAMELESS Building System avoids such losses; LEEP buildings can be heated and cooled more efficiently than conventional buildings.
2. The standard two-foot-wide LEEP STRUCTURAL CORE component used to fabricate the LEEP FRAMELESS Building System provides the ultimate in building design flexibility and fast response. LEEP's FRAMELESS Building System structures can be designed in short time cycles, efficiently fabricated, packaged, shipped, and then erected by small crews. This building "concept-to-completion" cycle is the fastest and most practical in the history of building construction.
3. Redesign/pre-engineering/reconfiguration activities do not negatively impact the LEEP manufacturing plants, because a LEEP plant produces and uses only the one two-foot-wide LEEP STRUCTURAL CORE component. The structural component is never modified, revised or customized. It comes out of a machine at the rate of 80 sq.ft. per minute, round the clock. The manufacturing operation simply puts the standard LEEP CORE components together to form large sections of pre-engineered, structural walls, roofs, floors, and/or partitions. All sections the plant assembles are flat, and easily packaged and transported. A wide variety of small-to-medium-size buildings can be designed, pre-fabricated in large flat sections, with window and door openings, and shipped to job sites. Field erection is fast and efficient because LEEP FRAMELESS buildings are pre-engineered and freestanding, i.e., no wood, metal or concrete vertical frame/support members are required.

4. Computerized ("CAD") original designs and design revisions are extremely efficient because LEEP uses only the one structural component of the same width, strength and density, which is designed to support structural wall, roof, floor and partition applications.
5. LEEP designed its manufacturing plant(s) to produce and ship up to 33, pre-engineered, 2,000-sq.ft. buildings per day. These building systems will ship, ready to field erect. This equates to a shipping capacity of approximately 100,000 sq.ft. of pre-engineered wall, roof and floor sections per day for each LEEP plant, which will build, on the average, 66,000 sq.ft. of building space.
6. LEEP STRUCTURAL CORE offers the largest strength to weight performance of any material component ever offered to the industry; as such, design, shipping, handling and erection tasks are all more efficient.
7. All of the above facts and considerations add up to make LEEP's freestanding FRAMELESS Building System an extremely cost-effective building system.

Summary of benefits of LEEP's freestanding FRAMELESS construction:
- Provides maximum, practical thermal insulation value--four-inch-thick walls offer practical insulation values well in excess of the values provided by traditional frame systems
-    Provides the ultimate in architectural design and redesign flexibility
- Allows the fastest building "concept-to-completion" cycle in history, for high-performance buildings
-    Computerized designs can be instantly transmitted to any place in the world

LEEP's FRAMELESS Building System is the most cost/performance effective method available to construct small-to-medium size high-performance buildings.

LEEP has identified four vertical markets, which have heavy demands for cost-effective product that offers the advanced performance characteristics provided by LEEP CORE:

1. 1,000 to 15,000-sq. ft. building size range, including highly insulated, stand-alone commercial warehouses, office buildings, restaurants, and retail goods stores.
2. Specialty buildings in the 500 to 2,000-sq. ft. size range requiring ultra-high insulation, ultra-light weight, water-proof integrity, insect-resistance, portability and/or ready assembly and disassembly characteristics, and high strength-to-weight performance; this class of buildings includes remote structures for communication equipment maintenance and other back-country applications, freezer and cooler uses, and very-hot or very-cold climatic situations.
3.   Housing for Emerging Nations.
4.   North American housing.

LEEP has three strategies to take advantage of the present industry trend to use more pre-engineered/panelized building systems:

1. The first strategy is to enter the easiest markets using LEEP's current pilot product to support construction of simpler buildings. LEEP intends to accumulate orders during the balance of 1999 and into 2000, while ramping up its current "one-shot" molding production capacity to one 6-Family Housing Complex (Emerging Nation-style building) per day and then to 33 such buildings a day when "full-scale" production begins.
2. The second strategy is to identify the largest domestic and/or foreign applications and available early orders for LEEP's products. Using the initial documentation and experience gained in establishing the first full-scale plant, LEEP is developing a computer-stored body of information (a "template") that can be used to build additional plants. Once the product acceptance and distribution methods are established, LEEP expects to develop significant order backlog. As the order backlog begins to approach the capacity of LEEP's first full-scale plant, the Company plans to position to construct additional manufacturing plants in North America, in order to obtain the earliest possible optimum market penetration and competitive capability.
3. Many smaller buildings within LEEP's specialty size range of 500 to 15,000 sq. ft. are not cost-effective for conventional methods. Builders of large metal buildings, for example, have many applications for small buildings within, around or attached to large metal buildings. In most of these instances, the relatively inefficient cement block and wood-frame, and/or metal-stud constructions have been the only methods of construction available to the large metal building contractors. LEEP intends to contract with selected large metal building companies to fulfill the needs discussed above.

At present, the United States is one of the few remaining First-world countries that still allows a large cross section of residential construction to continue without well-defined wind, fire, and seismic resistance ratings. LEEP believes that there are significant public-interest implications associated with America's lack of stringent wind, fire and seismic resistance standards being enacted by Congress and enforced by U.S. regulators; especially given the large loss of life and property sustained in the U.S. each year; should laws be enacted in the United States to tighten these standards, such are likely to promote LEEP's products for their strength, fire, wind and prospective seismic resistance features.

COMPETITION: There are a significant number of manufacturers in the U.S. who produce residential building panels constructed of wood. LEEP believes, however, that there are no practical building systems currently available to the building construction industry which are cost-effective, integrally load-bearing and have fire-resistance, waterproofing, insect- and rot-resistance, and thermal insulating characteristics, which are competitive with LEEP's FRAMELESS Construction technology.

Recently introduced wood-based pre-engineered building systems have come to be "accepted technology" in this industry that has been slow to accept change. This reluctance to change, historically, has made it difficult for a small company, such as LEEP, to successfully enter the market with a new product. To further illustrate this relatively new phenomenon, a significant sector of the residential housing construction market has been penetrated by a group of approximately 100 small manufacturers/builders over the last ten years. Using wood-clad, stress-skin insulated panel technology (SIP), sales developed by this group of companies are growing at a rate of 50% or more a year. This group of companies' success establishes a precedent for acceptance of new technology which serves adjacent and related vertical markets. None of these companies offer FRAMELESS Construction technology.

The non-residential building construction industry is highly competitive and is dominated by companies that are typically large enterprises who actively promote their building construction products to designers and property owners. Such competition from established competitors could adversely affect LEEP's prospects. As discussed above, LEEP is going to offset the potential negative impact of the situation by cultivating the large metal building companies as customers for small structures that are uneconomical and troublesome for them to build, but profitable to LEEP.

The principal non-residential panels on the current market are those made using sheet metal/foam technology, often called, "foam/metal curtain panels." Unlike LEEP STRUCTURAL CORE, these panels are not load-bearing. The market-dominant traditional producers of curtain panels show no willingness or desire to develop panels that are load-bearing and therefore competitive with LEEP's product. Although LEEP's main product is also a foam/metal panel, LEEP STRUCTURAL CORE is load-bearing and can be used to construct structural floors and roofs as well as load-bearing walls. LEEP expects the curtain panel manufacturers and their clients to become customers for LEEP CORE. Historically, the corporate strategy of these larger companies is to purchase suppliers and/or competitors after significant sales volumes and market niches are established. This traditional policy helps to ensure the larger companies that such suppliers will not become competitive with them. LEEP will reserve judgement as to its course of action with respect to such large company overtures, while it develops its market share and market niches with the knowledge that the big companies will not become competitive for a protracted period of time, until significant markets are established. None of the large companies offer or have available FRAMELESS Construction technology.

PATENTS AND LICENSES: LEEP has been patent intensive since 1992. LEEP received notice from the U.S. Patent and Trademark Office in 1995 that a patent was granted covering 47 claims LEEP considers important. A second patent was granted by the Mexican government in 1996, covering 47 claims. The U.S. Patent and Trademark Office granted LEEP's third patent in April 1999 (12 claims). (LEEP filed an additional "unifying"-type patent with the U.S. Patent and Trademark Office in May 1999 and is in the process of adding, by amendment, 12 more claims to the patent granted in April 1999.)

All of LEEP's patent work is aimed at protecting LEEP's technology as it relates to construction of a lightweight (typically 2.6# per sq.ft.) building construction material, which holds in excess of 166# per sq.ft. of roof load (assuming failure load is two times greater than the 166# per sq.ft. load rating. 150# per sq.ft. of dead floor load can be held when LEEP CORE is clad with a flooring cover and used for commercial and/or residential flooring. In certified tests during 1998, LEEP achieved load factors in excess of twice the above 166# sq.ft. objective. 1999/2000 testing is aimed at demonstrating how these revolutionary "ultra-strength" properties and the flexibility of LEEP STRUCTURAL CORE, will provide wind and earthquake force resistance beyond the capabilities of masonry, wood, steel and concrete.

Exclusive rights to use the patented technology in the United States and nonexclusive rights outside of the U.S. are assigned to LEEP by the inventor. Non-domestic rights are subject to LEEP's paying for all costs associated with developing foreign business and paying the costs of applicable foreign patent work desired by LEEP. LEEP has not yet patented any of its technology abroad, except in Mexico. All U.S. rights for subsequent related technology (patented or not) are assigned to LEEP by LEEP's founder and early management.

LICENSOR TRANSACTIONS: An agreement dated February 28, 1997 provides for autonomous and independent development and individual financing of LEEP and former joint venture affiliate, Agile, respectively. LEEP maintains a passive 35% equity ownership position in Agile, however, LEEP has agreed to an early buy-out under terms LEEP considers favorable to it (see Management Discussion and Analysis).

CONTRACT EMPLOYEES. Mr. J. David Thorne, General Manager and Director of Technology, who served Agile and LEEP during the development period, played a major role in developing LEEP's STRUCTURAL CORE product and technology. Mr. Thorne works for LEEP Building Systems, Inc., while working exclusively on LEEP corporate objectives. He has expertise in:

-    Machine design and fabrication

- Polyisocyanurate (Mr. Thorne was a plant superintendent and technologist for one of the companies that pioneered the American Polyiso-foam/metal panel industry. He received his initial training with an early metal/foam developer in Sweden. He subsequently supervised the importation of the first foam/metal lamination machine from Sweden to the U.S.; he then stayed on with the U.S. company for an additional 12 years, during which he held various management positions at the company, which ultimately became the well-known Overhead Garage Door Company.)
- Quality control, plant planning, manufacturing systems and product testing systems

OTHER ASSISTANCE: Treasurer and director James R. Medley, is acting in a near full-time capacity as Financial Officer and Controller. Mr. Medley keeps the books and records of LEEP, and is responsible for coordinating the annual audit and all SEC reporting, including 10-K, 10-Q and 8-K reports.

In addition to Mr. Medley, there are several consultants assisting LEEP's officers in the development of LEEP's products, processes, plans, equipment, and corporate capabilities, who are assisting LEEP on a part-time basis until anticipated financing permits them to begin full-time service.

L. Eugene Laughlin, Executive Vice President, is in charge of planning and administration. Mr. Laughlin is also charged with developing LEEP's order processing system. This system is intended to allow the client to submit a concept, or working drawing, receive an estimate, add or revise features, develop the sales contracts, and receive a delivery commitment; all on a secure Intranet. LEEP's order system will schedule the production, track its progress and report any variances to committed timing; track and report on progress of recovery actions; and follow-up with customer satisfaction survey issues.

Pinnacle Consulting Group (Pinnacle), Snohomish, WA has agreed to become responsible for tracking the overall design and implementation detail of LEEP's automated plant. They are also responsible for fully documenting the production machinery, vendors, manufacturing facility detail and associated services of the Idaho plant. This documentation is planned to allow LEEP to duplicate the Idaho model plant anywhere in the world.

ITEM 2. DESCRIPTION OF PROPERTY.

LEEP bought a 36.5-acre site in Shoshone, Idaho, from the Union Pacific Railroad Company (see Form 8-K filed on February 10, 1999), for the purpose of developing a facility to manufacture its products (see Item 6). LBS owns metal and finished inventory sufficient to construct eight medium-sized commercial buildings (or equivalent). A metal supplier is stocking a sufficient quantity of LEEP's special-order custom metal to support manufacturing an additional 2,500 panels, which, in turn, will support construction of approximately 18 medium-size commercial buildings or 15 6-Family Housing units for the Emerging Nation markets. This metal can be released and shipped in three 45,000-pound increments.

ITEM 3. LEGAL PROCEEDING.

There are no legal proceedings in progress or pending at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 30, 1999, at the annual meeting of shareholders, votes and proxies totaling 15.6 million were represented. The following were elected unanimously to serve as Directors of LEEP until the next annual meeting:

-    Grant C. Record
-    Donald C. Bazemore
-    James R. Medley
-    Way W. Lee
-    William R. Nordstrom

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

LEEP's Common Stock is traded in the over-the-counter market and prices are quoted on the NASDAQ Bulletin Board.

The following sets forth the high and low price information for each quarter during the last two fiscal years, as provided by the NASDAQ Bulletin Board quotations. The quotations provided reflect inter-dealer prices without retail markup, markdown or commission and may not represent actual stock buyer costs.

                                             High               Low
                                             ----               ---
Year Ended April 30, 1998

First Quarter                               19/32              13/32

Second Quarter                               5/8                3/8

Third Quarter                               21/32               7/32

Fourth Quarter                              21/32               7/16

Year Ended April 30, 1999

First Quarter                                1/2                9/32

Second Quarter                               5/16               7/32

Third Quarter                               15/64               3/16

Fourth Quarter                               1/2                3/16

The number of holders of record of LEEP's Common Stock on June 21, 1999, is:
1,400. LEEP estimates that there are approximately 2,600 shareholders when those who hold positions in LEEP's common stock in street names with stockbrokers are added to the total.

LEEP has never paid a cash dividend.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

PLAN OF OPERATION: The operations of LEEP, since inception, were focused on research and development (R&D) until late 1997 when the focus was switched to manufacturing. LEEP conducted R&D activities, directly, from 1992 to 1996. R&D was done and paid for by an affiliate, Agile Building Technology, Inc., from January through October 1996. Agile's and consequently LEEP's funding for product development was unexpectedly halted in October 1996. Subsequent to Agile's loss of developmental funding, on February 28, 1997, Agile, LEEP and related parties signed an agreement that gave Agile and LEEP future autonomy to finance and develop independently. Agile returned approximately 5 million LEEP shares it had held contingently against an earlier agreement. These outstanding shares were immediately retired and removed from LEEP's outstanding shares. LEEP retained its original 35% equity interest in Agile. More than $2 million in Agile funding was invested by new investors since LEEP's direct involvement. Depending on the structure of the next round of financing, LEEP's ownership in Agile could be diluted as much as 50% in the event LEEP elects to maintain a long-term ownership position in Agile. Agile occupies a leased 110,000 sq.ft. custom manufacturing building in Williamsport, PA where it has completed a substantial portion of a $100 million-capacity manufacturing plant.

LEEP, historically, has generated only minor revenue (approximately $300,000 in fee income). Agile owes LEEP approximately $477,332, plus accrued interest. LEEP is reserving $320,276 including interest, in the event of non-payment. LEEP's realization of gain from its Agile ownership is dependent on Agile's receipt of short- and long-term financing. As of this date, no investors have been identified to take Agile forward. Should an investor not be found, LEEP does not expect to recover any economic benefit from its 35% interest in Agile, nor would LEEP collect on any loans, unpaid fees, accrued interest, or other receivables due LEEP. Because LEEP has not recognized its interest in Agile, nor the receivable from Agile, as assets in LEEP's financial statements, should Agile not find a new investor, such will not materially affect LEEP's financial statements.

Should Agile receive funding and continue its operations, LEEP is receptive to converting its debt and/or equity interest to a longer-term growth-oriented equity position. LEEP also desires to retire from its outstanding shares the remaining approximately 1.6 million LEEP shares yet held by Agile's shareholders.

By early 1998, based on LEEP's earlier developments, patented technology, and interim funding support, LEEP had developed a viable, patent pending, structural, panel and building construction system using LEEP STRUCTURAL CORE. LEEP has applied for patent protection for more than 40 additional claims on related additional products, configurations and aspects that were developed between October 1996 and September 1997. Two additional patents have been filed since 1997 covering an additional approximately 40 claims, and an additional patent was granted by the U.S. Patent Office in May 1999. L/A Investors, Inc., who sponsored completing LEEP's 1996/1997 R&D, also developed a pilot manufacturing facility in Pennsylvania, financially supported planning a major large-scale manufacturing plant and preparing for the purchase of a rail-side location in Shoshone, Idaho, to construct a plant to manufacture the LEEP STRUCTURAL CORE product. Subsequent to April 30, 1998, L/A formed LEEP Building Systems, Inc. (LBS) for the purpose of its becoming the operating company to house all rights, title and interests to L/A's investments. LEEP has negotiated an option to buy LBS from L/A. (Refer to Note 6 to the Financial Statements.) Significant purchase of equipment and manufacturing facilities by LEEP and its affiliates and/or subsidiaries is expected during fiscal 2000, as well as expansion of personnel to support the launch of larger, expanded manufacturing operations for LEEP STRUCTURAL CORE.

LEEP's primary focus for 1999/2000 is to manufacture and market its LEEP STRUCTURAL CORE product. LEEP's strategy is to establish markets and build sales backlog, and then to form, finance, control, and manage regional manufacturing plants, worldwide. Assuming successful construction and operation of LEEP's first full-scale manufacturing plant, and sufficient funding, LEEP plans to establish additional plants in North America and abroad within the next five years.

Financial commitments are not in place at this time for these undertakings. LEEP's immediate second and third quarter calendar 1999 focus is to use the expanding production capacity Pennsylvania plant to create the sales backlog to a level that justifies the funding and construction of LEEP's first full-scale manufacturing plant. The initial target is to create sales-order backlog of at least 15% of the full-scale plant capacity.

LBS has sufficient capacity to manufacture LEEP STRUCTURAL CORE product in the Montgomery, PA facility to support construction of approximately one, Six-Family Emerging Nation-style building per three-week period for each Shuttle Containment Press. Equipment is on order to enable the Pennsylvania plant to support manufacture of one Six-Family building every day, by the end of calendar 1999. Using the planned 127-foot Laminator based manufacturing plant, LEEP will be capable of producing approximately 100,000 square feet of LEEP STRUCTURAL CORE per 20-hour production day. This equates to 33 of the above Six-Family-type buildings per day. In the interim, LBS will use its Shuttle Containment Presses ("one-shot" process) in Pennsylvania to produce the LEEP STRUCTURAL CORE product. 23 metric tons (50,329 pounds) of custom sheet metal was purchased initially by LEEP and shipped from Korea to Pennsylvania to support manufacturing of LEEP STRUCTURAL CORE. Subsequent to this, an additional 40,000 pounds was shipped. An additional 140,000 pounds of LEEP's custom high-tech metal is being held by LEEP's metal vendor to support expanded production.

LEEP is evaluating locating its first full-scale plant in Shoshone, Idaho, because this location offers substantial transportation, work force, logistic and economic advantages to encourage an aggressive outlook for manufacturing there. Other location-candidates are a site close by the Montgomery, PA facility, and a site in Houston, TX. In the interim, LEEP plans to obtain LEEP CORE panels from the LBS facility and ship them to Idaho for assembly to develop the Western states and any other markets that present themselves. Full-scale manufacturing-plant construction can be completed and operational by mid-calendar 2000, provided adequate capitalization (considered to be approximately $15.5 million, from all sources) to cover all organizational, equipment and start-up costs, is incrementally committed between June 1999 and May 2000. Grant Record, CEO of LEEP, took up residence in Idaho in order to administer the planning phase for the first manufacturing plant. LEEP completed its land purchase in the City of Shoshone, in February 1999 and the city granted a use permit for LEEP's planned first 90,000-sq. ft. plant. Building permits are pending LEEP's completion of building plans. Meanwhile, LEEP's sales campaign is focused on staged incremental increases of LEEP CORE production to sufficient levels to support construction of one Six-Family building each day by November 1999.

ONGOING DEVELOPMENT: LEEP has successfully designed and built in Twin Falls, ID a 32'long by 36'wide by 12'high demonstration building using independent structural roof support members, which demonstrates, among other things, a very large "span to load" capability of 12' between centers, i.e., LEEP's roof system clear spans three 12'-sections without intermediate frame support. A second demonstration building has been designed which uses LEEP STRUCTURAL CORE with embedded point-load support members to construct larger buildings with long-clear-span bar-joist style (large bay) construction. LEEP has discontinued its plan to erect small demonstration buildings. LEEP's marketing emphasis is on its FRAMELESS building construction.

LEEP is developing a series of building designs for office, food storage, motels, schools, worker housing, Emerging Nations housing, and other applications. Two multiplex designs are completed that house six families per building. LEEP also offers a structure to provide high-density living quarters for up to 210 workers per building complex to support manufacturing, mining, oil field, agricultural, and other similar activities.

These projects represent natural markets and applications for LEEP CORE FRAMELESS construction, as the company's technology provides low-cost and high-performance solutions not previously available to these vast worldwide markets. LEEP STRUCTURAL CORE is especially well suited for building in high-humidity, high-wind, earthquake and/or termite-prone areas.

LEEP management has been in contact with several developers and their representatives in the Middle East and Southeast Asia. These contacts have widened the market scope of LEEP to include large volume projects that, potentially, match LEEP's large volume production plans, which the specific production technology supports. Planning for these large volume markets anticipates less order-to-order variation and corresponding savings in sales fulfillment costs.

On November 25, 1998, LEEP entered into a funding services agreement with Allegiance Capital Corporation of Dallas, TX, a significant U.S. middle-market investment banking company. Allegiance had a goal to structure and bring together a total of $18.5 million for LEEP during calendar 1999. This relationship has been halted due to LEEP's current interest in seeking operational entities having operational interests in financing LEEP, rather than strictly third-party investor motives. LEEP's management believes these companies' prospective operational motives with LEEP, its product and technology, provide the highest available investment incentives. The contract with Allegiance has been mutually terminated.

LEEP decided, during the fiscal year just ended, to focus on expanding the production capacity of the LBS Pennsylvania operation. This expansion, planned to support construction of one 6-Family Housing Complex per day, will enable LEEP to obtain meaningful orders and develop sales backlog, which in turn, justifies funding and construction of LEEP's first full-scale plant.

LEEP financed, contracted, closed and received title to a rail-side industrial park site after it received notice from the Union Pacific Railroad and the Idaho District Court that the "quiet title" procedure was successfully completed (refer to the 8-K report filed by LEEP with the SEC on February 11, 1999). The property includes a spur that connects to the Union Pacific's main north-south rail line. The price to LEEP was especially attractive, as Union Pacific wishes to develop additional rail customers in the region.

LEEP has retained the Pinnacle Consulting Group, Snohomish, WA, to assist with completing and implementing the design of the full-scale manufacturing facility planned for Shoshone, ID. Pinnacle's work will result in a set of drawings, specifications, and equipment vendor lists. LEEP will be able to use Pinnacle's documentation package, permanently, to duplicate LEEP's first full-scale production facility anywhere in the world.

In October 1998, LEEP CORE was tested at the Structural Research Laboratory of the University of Washington's Department of Civil Engineering. The University report concluded that LEEP's 4" thick by 12' high by 4' wide wall system, WITHOUT ANY FRAME SUPPORT, is five times stronger than required to support the roof load of typical designs of American commercial buildings. The tests certify, respectively, point-load--9,000 lbs.; distributed wall-load--14,000 lbs.; and point-load internally reinforced--30,000 lbs. (See 8-KSB report filed on December 10, 1998.) Non-certified testing to determine the product's capability to withstand wind and floor loads was performed internally by LEEP. These tests will be certified by university tests later this year.

LIQUIDITY AND CAPITAL RESOURCES: In recent years LEEP has been almost entirely dependent on its CEO, Grant Record, arranging credit facilities, making personal loans, procuring loans from other stockholders, and selling stock to investors in order to meet the monthly cash needs of LEEP. LEEP has no revenue from operations and does not have assets that can be liquidated to cover cash requirements. Management, however, believes that LEEP is in the best position of its life to raise the required capital to meet its published objectives. This is owing to the fact that LEEP's R&D has been completed and LEEP has aggressively moved through its final developmental phase. LEEP's STRUCTURAL CORE product is actively being produced on a daily basis by LBS. Equipment is on order that will increase current production capacity by more than tenfold. The product's advanced performance characteristics have been tested by internally conducted, U.S. Government approved, American Standard Testing Methods (ASTM). In addition, the most demanding compressive vertical load bearing tests were certified during 1998 at the University of Washington. ASTM specified tests are planned to certify LEEP STRUCTURAL CORE for use in high-wind and earthquake-prone regions. Detailed designs and planning are complete for LEEP's first large-scale production plant. Pending business to justify 5% to 20% of the plant's projected manufacturing capacity, the company's management believes financing can be readily implemented and the first full-scale plant made operational during fiscal 2000. LEEP believes that the above basics enhance its ability to accomplish the financing required to perfect its business plan and accomplish its operational objectives herein described.

In the year ended April 30, 1997 LEEP raised $25,000 from the exercise of stock options, borrowed $115,452 with demand notes, and issued stock in exchange for $514,627 in Company obligations. In the year ended April 30, 1998, LEEP raised $20,000 from the sale of stock, borrowed $51,562 from stockholders and $386,500 from a credit facility, and issued stock for $605,132 worth of Company obligations. In the year just ended, LEEP received $46,816 from a credit facility, sold stock for $170,000 in cash and payables, and increased notes payable by $98,020.

Since there is no expectation of cash flow from operations in the short term, LEEP will need to continue borrowing money and selling stock in order to continue funding its corporate overhead, which is expected to be between $250,000 and $300,000 for the ensuing year.

Stock market conditions and a lack of aggressive shareholder following, augmented by the dismal and unstable performance of the NASDAQ Bulletin Board over-the-counter marketplace, necessitate development of "non-equity emphasis" funding models. LEEP is actively seeking and entertaining investor candidates with the aim of investing $3 million into operations, which is calculated to support LEEP through to larger financing commitments for the full-scale plant. The intermediate term $3 million is proposed by LEEP's management to come into the company as convertible-debt wherein the debt is structured for a 3-year term, interest bearing and convertible into the stock of the company at prices substantially above the current public share market price. Management believes that this convertible debt-funding vehicle is attractive to investors because of: (1) collateral security (senior creditor position on plant, subordinated to bank debt, if any), (2) associated interest income, (3) upside value potential on the conversion to common stock, (4) depth of technology owned by LEEP and its large body of resident experience, and (5) current availability of an efficient production plant and production level product. The presence of a standing commercial office building that is accessible for prospective customers and investors to examine is also a major asset for LEEP.

As sales order backlog increases, and more ultra-high performance LEEP FRAMELESS buildings are completed (supported by the current and expanding production facility), management believes the $15 million required to purchase plant and equipment for the first full-scale plant will come more readily than the earlier-stage $3 million of current emphasis. $1.2 million worth of capital equipment is required to increase the Pennsylvania plant capacity. Leasing arrangements are pending, which, if satisfactorily completed, will increase the LBS plant capacity to 2,000 sq.ft. of LEEP CORE per day by year-end calendar 1999. This production level supports construction of approximately one 2,000 sq.ft. commercial building each day, which equates to approximately $12 million annually.

A $10,000 loan is outstanding to a director, which is convertible to 50,000 shares. LEEP anticipates either converting the debt to stock or extending the note. A $72,000 note is due a third party in Idaho on July 31, 1999. LEEP has extended the note for an additional 90 days. LEEP has an option to purchase the LBS manufacturing operation in Pennsylvania for $250,000 in cash and 1 million shares of convertible preferred stock. This option expires on July 31, 1999. LEEP is negotiating to extend this option for an additional 90 days.

RESULTS OF OPERATIONS: Nearly all of LEEP's revenue for the fiscal year just ended consists of $65,200 in interest due on notes receivable which has been accrued. At the present time LEEP does not have any license or consulting revenue agreements.

For further analysis, see LEEP's Statement of Cash Flows.

RISK AND UNCERTAINTIES: Matters discussed herein contain forward-looking statements that involve risk and uncertainties. LEEP's results may differ significantly from results indicated by forward-looking statements. Factors that might cause some differences from planned performance, include, but are not limited to:

- Changes in general economic conditions, including but not limited to increases in interest rates, and shifts in domestic building construction requirements;
-    Changes in government regulations affecting customers of LEEP;
- Risks generally involved in the construction business, including weather, fixed price contracts and shortages of materials or price competitive labor;
-    Competition;
- The ability of LEEP to successfully bring the product from its pilot production stage into full and profitable production;
- LEEP's ability to raise sufficient debt and equity capital to perfect its business plans;
- The occurrences of incidents, which could subject LEEP to liability or fines.

ITEM 7. FINANCIAL STATEMENTS.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Leading-Edge Earth Products, Inc.:


        We have audited the accompanying balance sheet of Leading-Edge Earth Products, Inc. (A Development Stage Enterprise) as of April 30, 1999, and the related statements of operations, stockholders' deficit, and cash flows for the years ended April 30, 1999 and 1998 and the period from December 23, 1991 (inception) to April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leading-Edge Earth Products, Inc. (A Development Stage Enterprise) as of April 30, 1999, and the results of its operations and its cash flows for the years ended April 30, 1999 and 1998, and the period from December 23, 1991 (inception) to April 30, 1999 in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that Leading-Edge Earth Products, Inc. (A Development Stage Enterprise) will continue as a going concern. There is substantial doubt about the Company's ability to continue as a going concern as a result of recurrent losses and negative working capital. Management's plans in regard to these matters are also described in note 1 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Jorgensen Telford Sadovnick, PLLC
Certified Public Accountants


June 30, 1999
Seattle, WA

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

                                 APRIL 30, 1999

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

                           Balance Sheet as of 4/30/99


ASSETS
CURRENT ASSETS
      Cash                                                                $     1,124
      Accounts receivable                                                       7,083
      Prepaids                                                                 40,451
                                                                          -----------
                       TOTAL CURRENT ASSETS                                    48,659
LONG-LIVED ASSETS
      Land and improvements                                                   127,576
      Investment in affiliate                                                 322,074
                                                                          -----------
                      TOTAL LONG-LIVED ASSETS                                 449,650
                                                                          -----------
                      TOTAL ASSETS                                            498,309
                                                                          -----------

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
      Credit line                                                              46,816
      Accounts payable                                                        166,741
      Accrued contract salary payable                                         440,343
      Accrued royalties and interest payable                                   90,479
      Loans from shareholders                                                 366,120
      Notes payable                                                            73,020
                                                                          -----------
                       TOTAL CURRENT LIABILITIES                            1,234,419
                                                                          -----------

CONTINGENT LIABILITIES                                                             --

SHAREHOLDERS' (DEFICIT)
     Preferred shares
     (10 million shares authorized, none issued)                                   --
     Common stock, no par value                                             5,478,862
     (100 million shares authorized, 29,835,013 issued and
     outstanding)
     Note receivable from shareholders                                       (355,000)
     Deficit accumulated during developmental stage                        (5,859,773)
                                                                          -----------
            SHAREHOLDERS' DEFICIT                                            (685,211)
                                                                          -----------
                       TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT        $   498,309
                                                                          -----------

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

            Statement of Operations for years ending April 30, 1999
                and 1998, and From December 23, 1991 (inception)
                             through April 30, 1999

                                                                                                    Dec. 23, 1991
                                                                  ---Year ended---                    through
                                                          April 30, 1999       April 30, 1998       April 30, 1999
                                                          --------------       --------------       --------------
INCOME
         License and consulting revenues                   $         --         $         --         $    497,000
         Interest                                                65,200               50,435              151,354
         Other                                                    6,213                3,013               25,190
                                                           ------------         ------------         ------------
                TOTAL INCOME                                     71,413               53,448              673,544

RESEARCH AND DEVELOPMENT EXPENSES                                17,966               26,923              980,237

GENERAL AND ADMINISTRATIVE EXPENSES
         Contract salaries and incentives                        62,890              125,240            1,540,473
         Travel and entertainment                                22,528               22,628              237,788
         Legal and professional                                 118,860              439,637            1,522,457
         Promotional and corporate development                   67,468               72,400              601,936
         Other general and administrative costs                  80,272               51,791              502,087
                                                           ------------         ------------         ------------
                TOTAL GENERAL AND ADMINISTRATIVE                352,018              711,696            4,404,741

INTEREST AND OTHER EXPENSE
         Interest                                                40,775               94,386              275,062
         Adjustment for unpaid revenues from affiliate           52,181               45,345              320,276
         Royalties and royalty buyout expense                        --                   --              553,000
                                                           ------------         ------------         ------------
                TOTAL INTEREST AND OTHER EXPENSE                 92,956              139,731            1,148,338
                                                           ------------         ------------         ------------

                      TOTAL EXPENSES                            462,940              878,350            6,533,316
                                                           ------------         ------------         ------------

                               NET LOSS                    $   (391,527)        $   (824,902)        $ (5,859,773)
                                                           ------------         ------------         ------------
                Net loss per share                         $      (0.01)        $      (0.03)        $      (0.30)
                Weighted average shares outstanding          28,573,426           27,583,544           19,231,235

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

             Statement of Cash Flows for years ending April 30, 1999
                and 1998, and From December 23, 1991 (inception)
                             through April 30, 1999

                                                                                             Dec. 23, 1991
                                                            ---Year Ended---                    Through
                                                    April 30, 1999       April 30, 1998      April 30, 1999
                                                    --------------       --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                              $  (391,527)        $  (824,902)        $(5,859,773)

ADJUSTMENTS TO RECONCILE NET LOSS
   TO CASH USED IN OPERATING ACTIVITIES
Nonqualified stock options and grants                      97,967             666,610           2,805,792
Depreciation and amortization                                  --                 861              16,185
Write-off of long-term assets                                  --              23,814             170,903
Accrued royalty obligation                                     --             (37,000)            200,000
Settlement of lawsuit                                      25,451                  --              25,451
Purchase option accrual                                        --                  --                  --

CHANGES IN OPERATING ASSETS AND LIABILITIES
Receivables                                               (14,687)             (5,982)            (24,739)
Inventory                                                      --             (30,724)            (30,724)
Prepaid expenses and deposits                                 834             (18,283)            (23,949)
Accounts payable                                          106,392            (127,834)            569,926
Accrued salary obligations                                 60,000              45,615             454,967
Accrued interest payable                                    2,607              28,211             292,514
                                                      -----------         -----------         -----------
    TOTAL ADJUSTMENTS TO OPERATING LOSS                   278,563             545,288           4,456,325
                                                      -----------         -----------         -----------
CASH USED IN OPERATING ACTIVITIES                        (112,964)           (279,614)         (1,403,448)
                                                      -----------         -----------         -----------

INVESTING ACTIVITIES
Investment in affiliate                                  (130,286)            (88,788)           (219,074)
Equipment purchases, disposals                            (73,020)                 --            (232,084)
Purchase of intangibles                                        --                  --             (26,822)
Payments on notes receivable from shareholders                 --                  --               6,500
                                                      -----------         -----------         -----------
CASH USED BY INVESTING ACTIVITIES                        (203,306)            (88,788)           (471,480)
                                                      -----------         -----------         -----------

FINANCING ACTIVITIES
Increase in line of credit                                 46,816                  --              46,816
Sale of common stock                                      170,000              20,000             560,000
Exercise of stock options                                      --                  --              67,537
Exercise of Class A warrants                                   --                  --               3,300
Contributed capital                                            --                  --             100,910
Proceeds from notes payable                                73,020             386,500             731,650
Proceeds - loans from shareholders                         25,000              51,562             696,717
Payments from shareholder loan                                 --             (30,000)           (254,379)
Payments on notes payable                                      --             (63,000)            (76,500)
                                                      -----------         -----------         -----------
CASH PROVIDED BY FINANCING ACTIVITIES                     314,836             365,062           1,876,051
                                                      -----------         -----------         -----------

Change in cash                                             (1,434)             (3,340)              1,124
Cash at beginning of period                                 2,557               5,897                  --
                                                      -----------         -----------         -----------
CASH AT END OF PERIOD                                 $     1,124         $     2,557         $     1,124
                                                      -----------         -----------         -----------

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

             Statement of Cash Flows for years ending April 30, 1999
                and 1998, and From December 23, 1991 (inception)
                             through April 30, 1999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                                Dec. 23, 1991
                                                                    ---Year Ended---               Through
                                                              April 30, 1999   April 30, 1998   April 30, 1999
                                                              --------------   --------------   --------------
Fixed assets acquired under contract                                                                 $4,976
Fixed assets acquired with a note payable                                                            13,725
Notes receivable in exchange for common stock                                                       607,599
Offset of notes receivable from shareholder with
related loans from shareholders                                                                     117,315
Cancellation of notes payable in exchange for common stock                                          457,725
Payables for services for common stock                            $108,137         $144,029         745,830
Cancellation of accounts payable in return of plant and
equipment                                                                                            22,500
Common stock issued for payment of accrued royalties and
interest payable                                                                     62,973         120,984
Grant of stock options in payment for accrued salary                                                120,000
Shares in exchange for note payable                                                 398,130         438,130
Increase in shareholder loan for accounts payable                   43,107           65,209         195,443
Note exchange for option exercise, 500,000 shares issued                                              3,500
Shares in exchange for investment in affiliate                      70,000                           70,000
Exchange of accounts payable for land                               53,568                           53,568
Settle lawsuit for interest payable                                 30,949                           30,949
Settle lawsuit in exchange for note receivable                     128,784                          128,784
Settle lawsuit in exchange for loan payable                        103,333                          103,333
Exchange inventory for investment in affiliate                      30,724                           30,724
Exchange receivable for investment in affiliate                     11,718                           11,718

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

                       Statements of Stockholders' Deficit

                                                                                               Deficit         Total
                                                                                             Accumulated   Stockholders'
                                              Price                              Notes        during the      Equity
                                               Per        Common Stock         Receivable-    Development  (Accumulated
                                 Date         Share   Shares       Amount     Stockholders       Stage        Deficit)
                                 ----         -----   ------       ------     ------------       -----        --------
Balances at inception           12/23/91            11,936,830   $     5,000   $        --    $        --    $     5,000
Cash contributions and
  unreimbursed expenditures
  incurred on behalf of LEEP    1/92-4/92                   --        37,039            --             --         37,039

Net loss for fiscal 1992                                    --            --            --        (34,725)       (34,725)
                                                   -----------   -----------   -----------    -----------    -----------

Balances at April 30, 1992                          11,936,830        42,039            --        (34,725)         7,314

Cash contributions and
  unreimbursed expenditures
  incurred on behalf of LEEP    5/92-4/93                   --        63,871            --             --         63,871
Common stock issued for
  payment of note payable       4/30/93        0.35    168,725        58,725            --             --         58,725
Common stock issued for
  payment of salary             4/30/93        0.12     40,000         4,654            --             --          4,654
Excess of market price over
  exercise price on options
  granted during the year                                   --       332,710            --             --        332,710
Net loss for fiscal 1993                                    --            --            --       (504,175)      (504,175)
                                                   -----------   -----------   -----------    -----------    -----------

Balances at April 30, 1993                          12,145,555       501,999            --       (538,900)       (36,901)
Common stock issued for cash    6/22/93        0.54    665,000       360,000            --             --        360,000
Common stock issued for
  payment of services           6/22/93        0.54     99,000        53,594            --             --         53,594
Common stock issued for
  payment of stockholder loan
  and accrued interest          7/27/93        0.61    125,400        76,000            --             --         76,000
Exercise of stock options       4/30/94        0.07    100,000         6,500        (6,500)            --             --
Excess of market price over
  exercise price on options
  granted during the year                                   --       825,129            --             --        825,129
Net loss for fiscal 1994                                    --            --            --     (1,559,781)    (1,559,781)
                                                   -----------   -----------   -----------    -----------    -----------

Balances at April 30, 1994
  carried forward                                   13,134,955   $ 1,823,222   $    (6,500)   $(2,098,681)   $  (281,959)

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

                       Statements of Stockholders' Deficit

                                                                                                        Deficit            Total
                                                                                                      Accumulated      Stockholders'
                                              Price                                      Notes         during the         Equity
                                               Per              Common Stock           Receivable-     Development     (Accumulated
                                     Date     Share        Shares        Amount       Stockholders        Stage           Deficit)
                                     ----     -----        ------        ------       ------------        -----           --------
Balances at April 30, 1994
  brought forward                                        13,134,955   $  1,823,222    $     (6,500)   $ (2,098,681)   $   (281,959)
Common stock issued for
  payment of professional
  fees and royalty obligations     5/31/94     0.50       1,054,863        526,500              --              --         526,500
Exercise of options for cash       6/30/94     0.09         207,400         18,996              --              --          18,996
Cash payment of note
  receivable from stockholder      7/31/94                       --             --           6,500              --           6,500
Exercise of options for
  cancellation of note payable      8/4/94     0.12         197,680         23,000              --              --          23,000
Grant of stock options in
  payment of accrued salaries      10/31/94                      --        120,000              --              --         120,000
Exercise of options for notes     11/94-2/95
  receivable                                   0.13       1,859,172        246,099        (246,099)             --              --
Common stock issued for
  payment of accounts payable      12/31/94    0.84          45,796          8,240              --              --          38,240
Exercise of Class A warrants
  for cash                         1/31/95     2.00           1,650          3,300              --              --           3,300
Exercise of Class A warrants
  payment of note payable          1/31/95     2.00          50,000        100,000              --              --         100,000
Net loss for fiscal 1995                                         --             --              --      (1,303,988)     (1,303,988)
                                                       ------------   ------------    ------------    ------------    ------------

Balances at April 30, 1995                               16,551,516      2,899,357        (246,099)     (3,402,669)       (749,411)
Common stock issued for
  payment of accounts payable      9/28/95     0.63          20,800         13,000              --              --          13,000
Common stock issued for cash       11/6/95     0.80          12,500         10,000              --              --          10,000
Common stock issued in
  exchange for investments in      12/4/95               11,884,615             --              --              --              --
  affiliates
Common stock issued for
  payment of accounts payable      12/10/95    0.50         150,000         75,000              --              --          75,000
Exercise of options for cash       12/27/95    0.12         202,320         23,541              --              --          23,541
Common stock issued for
  payment of accounts payable      1/12/96     0.75         100,000         75,000              --              --          75,000
Offset of notes receivable
  from stockholders with
  related loans from               2/28/96                       --             --         117,315              --         117,315
  stockholders
Common stock issued for
  payment of accounts payable      3/11/96     0.75         100,000         75,000              --              --          75,000
Common stock issued for
  payment of accounts payable
  and accrued interest and         4/29/96     1.03         250,000        258,011              --              --         258,011
  royalties
Excess of market price over
  exercise price on options
  granted during the year          4/30/96                       --         41,500              --              --          41,500
Net loss for fiscal 1996                                         --             --              --        (402,536)       (402,536)
                                                       ------------   ------------    ------------    ------------    ------------
Balances at April 30, 1996
  carried forward                                        29,271,751   $  3,470,409    $   (128,784)   $ (3,805,205)   $   (463,580)

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

                       Statements of Stockholders' Deficit

                                                                                                Deficit            Total
                                                                                               Accumulated      Stockholders'
                                              Price                                  Notes      during the          Equity
                                               Per         Common Stock           Receivable-  Development       (Accumulated
                                  Date        Share    Shares        Amount      Stockholders     Stage            Deficit)
                                  ----        -----    ------        ------      ------------     -----            --------
Balances at April 30, 1996
  brought forward                                   29,271,751    $ 3,470,409    $  (128,784)   $(3,805,205)   $  (463,580)
Common stock issued in
  payment for accrued salaries   6/15/96       0.69     21,200         14,624             --             --         14,624
Common stock issued for
  payment of services            7/10/96       1.00     75,000         75,000             --             --         75,000
Options exercised in exchange
  for note receivable            7/20/96       0.53    150,000         80,000        (80,000)            --             --
Removal of stop stock
  transfer for cash              8/10/96                    --          3,500             --             --          3,500
Common stock issued for note
  receivable                     8/15/96       1.00    275,000        275,000       (275,000)            --             --
Common stock issued for
  payment of note payable and
  accrued interest               8/22/96       0.69    100,000         69,000             --             --         69,000
Exercise of options for cash     10/3/96       0.50     50,000         25,000             --             --         25,000
Common stock issued for
  payment of services            12/10/96      1.00     75,000         75,000             --             --         75,000
Common stock issued for
  payment of services            3/10/97       0.70     75,000         52,800             --             --         52,800
Common stock returned by
  subsidiary                     3/25/97            (4,216,601)            --             --             --             --
Net loss for fiscal 1997                                    --             --             --       (838,139)      (838,139)
                                                   -----------    -----------    -----------    -----------    -----------
Balances at April 30, 1997
  carried forward                                   25,876,350    $ 4,140,333    $  (483,784)   $(4,643,344)   $  (986,795)

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

                       Statements of Stockholders' Deficit

                                                                                                       Deficit         Total
                                                                                                     Accumulated    Stockholders'
                                                Price                                    Notes       during the        Equity
                                                 Per         Common Stock             Receivable-    Development    (Accumulated
                                  Date          Share    Shares         Amount        Stockholders      Stage          Deficit)
                                  ----          -----    ------         ------        ------------      -----          --------
Balances at April 30, 1997
  brought forward                                      25,876,350    $  4,140,333    $   (483,784)   $(4,643,344)  $   (986,795)
Common stock issued for
  accounts payable for
  services                       5/15/97         0.40      62,500          25,000              --             --         25,000
Common stock issued for
  services                       5/30/97         0.43      75,000          32,400              --             --         32,400
Options on common for
  accounts payable for
  services                       6/6/97          0.00          --           5,000              --             --          5,000
Common stock exchanged for
  note payable                   6/6/97          0.43     178,279          76,660              --             --         76,660
Common stock exchanged for
  loan from shareholder          6/6/97          0.43      37,272          16,027              --             --         16,027
Common stock issued for
  services                       6/6/97          0.43     113,690          35,250              --             --         35,250
Common stock issued for
  account payable for services   6/6/97          0.60      81,977          48,887              --             --         48,887
Common stock issued for
  account payable for services   6/6/97          0.43      28,819          12,392              --             --         12,392
Common stock issued for
  account payable for services   6/6/97          0.52     200,000         104,000              --             --        104,000
Common stock issued for
  account payable for services   6/6/97          0.52     200,000         104,000              --             --        104,000
Common stock issued for
  account payable for services   6/6/97          0.52     200,000         104,000              --             --        104,000
Returned shares                  6/18/97           --    (433,056)             --              --             --             --
Common stock issued for cash     6/26/97         0.18     114,133          20,000              --             --         20,000
Common stock issued for note
  payable                        8/21/97         0.62     316,800         196,416              --             --        196,416
Common stock issued for note
  payable                        10/15/97        0.25     424,000         106,000              --             --        106,000
Common stock issued for
  services                       11/1/97         0.40     100,000          40,000              --             --         40,000
Common stock issued for
  accounts payable               12/1/97         0.40       6,250           2,500              --             --          2,500
Common stock issued for
  accounts payable               1/29/98         0.27      94,126          25,000              --             --         25,000
Common stock exchanged for
  note payable                   3/10/98         0.38     176,000          66,000              --             --         66,000
Net loss for fiscal 1998                                       --              --              --       (824,902)      (824,902)
                                                       ----------    ------------    ------------    -----------   ------------
Balances at April 30, 1998                             27,852,140    $  5,159,865    $   (483,784)   $(5,468,246)  $   (792,165)
                                                       ----------    ------------    ------------    -----------   ------------

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

                       Statements of Stockholders' Deficit

                                                                                                         Deficit           Total
                                                                                                       Accumulated     Stockholders'
                                               Price                                       Notes       during the         Equity
                                                Per              Common Stock           Receivable-    Development     (Accumulated
                                   Date        Share        Shares          Amount      Stockholders      Stage          Deficit)
                                -------        -----     ----------    ------------    ------------    ------------    ------------
Balances at April 30, 1998
  brought forward                                        27,852,140    $  5,159,865    $   (483,784)   $ (5,468,246)   $   (792,165)

Common stock issued for
  services                       5/1/98         0.30         50,000          15,200              --              --          15,200
Common stock issued for
  services                       5/1/98         0.30         50,000          15,200              --              --          15,200
Common stock issued for
  services                       9/1/98         0.30         46,063          13,819              --              --          13,819
Common stock issued for cash    9/29/98         0.15        300,000          45,000              --              --          45,000
Common stock issued for
  services                      9/30/98         0.20         50,000          10,000              --              --          10,000
Common stock issued for cash    10/15/98        0.20        125,000          25,000              --              --          25,000
Common stock issued for
  services                      10/31/98        0.20         25,294           5,059              --              --           5,059
Common stock issued for
  services                      10/31/98        0.20         25,850           5,170              --              --           5,170
Common stock issued for cash    11/2/98         0.19        309,000          60,000              --              --          60,000
Common stock issued for
  services                      11/4/98         0.20         25,000           5,000              --              --           5,000
Settlement of lawsuit           12/31/98                         --              --         128,784              --         128,784
Common stock issued for
  services                      12/31/98        0.22         25,000           5,500              --              --           5,500
Common stock issued for
  services                       1/9/99         0.20         30,000           6,000              --              --           6,000
Common stock issued for cash    1/21/99         0.15        333,333          50,000              --              --          50,000
Common stock issued for
  services                      1/31/99         0.24         25,000           6,000              --              --           6,000
Common stock issued for
  services                      2/21/99         0.19         30,000           5,625              --              --           5,625
Common stock issued for
  interest                       3/9/99         0.19         25,000           4,750              --              --           4,750
Common stock issued for cash     3/9/99         0.15        333,333          50,000              --              --          50,000
Common stock issued for
  services                      3/21/99         0.22         30,000           6,564              --              --           6,564
Common stock issued for
  services                      3/31/99         0.20         25,000           5,078              --              --           5,078
Common stock issued for
  services                      4/21/99         0.22         30,000           6,564              --              --           6,564
Common stock issued for
  services                      4/26/99         0.22         65,000          14,404              --              --          14,404
Common stock issued for
  services                      4/30/99         0.39         25,000           9,765              --              --           9,765
Net loss for fiscal 1998                                         --              --              --        (391,527)       (391,527)
                                                         ----------    ------------    ------------    ------------    ------------
Balances at April 30, 1999                               29,835,013    $  5,529,562    $   (355,000)   $ (5,859,773)   $   (685,211)
                                                         ==========    ============    ============    ============    ============

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)
                                 APRIL 30, 1999

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND POOLING INTERESTS Leading-Edge Earth Products, Inc. (an Oregon corporation) believes its products have applications for single-family, multifamily residential, and low-rise commercial construction. The Company is considered to be in the development stage. Significant revenues have not yet been generated from research and development activities or planned operations. The Company's business activities have been financed primarily through the issuance of equity securities, outside loans, and loans from shareholders.

The Company was incorporated on December 23, 1991. On December 29, 1992, Leading-Edge Earth Products, Inc., merged with an inactive public company, Crystal Asset Management, Inc., which was incorporated in Oregon in 1968. This business combination was accounted for as a pooling of interest. The newly combined company was named Leading-Edge Earth Products, Inc. The stock began to trade publicly in March 1993 under the trading symbol "LEEP".

GOING CONCERN The Company's ability to continue as a going concern is dependent upon its success in transforming its building panel technology into a profitable operations and additional funding commensurate with operating activity. The accompanying financial statements have been prepared on the basis that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECLASSIFICATIONS Certain reclassifications have been made to the financial information previously reported in order to conform to the 1999 presentation. These classifications have no effect on loss from operations and net loss as previously reported.

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

CASH AND CASH EQUIVALENTS The Company considers, and the financial statements reflect, all highly liquid short-term investments with original maturity of three months or less as cash.

RECEIVABLES As a result of an agreement with Agile Building Technology, Inc. ("Agile") and others in fiscal 1997, the Company does not expect to collect license and consulting revenues and interest due from Agile until after Agile is in production and is in a position to make payments on amounts owning to the Company. Consequently the Company adjusted revenues and established a reserve for totaling $320,276 and $268,095 for amounts due from Agile at April 30, 1999 and 1998. See Investment in Subsidiary note below.

INVENTORY Inventory consisting of steel for fabrication (originally acquired in fiscal 1998 for $30,724) has been transferred to LEEP Building Systems, Inc., ("LBS") an affiliate of the Company. This transfer has been accounted for as an Investment in Affiliate. See Investment in Affiliate note below.

INVESTMENT IN AFFILIATE Cash and other resources advanced to LBS under an option agreement arrangement is accounted for at cost. The recoverability of this asset depends on the successful marketing of the Company's products. Because the nature of the relationship with LBS has evolved, the classification of Investment in Affiliate has changed from a current asset in fiscal 1998 to a Long Lived asset in 1999. See discussion under Related Party Transactions below.

PROPERTY AND EQUIPMENT In fiscal 1998 Management determined that the rights to use certain technology (Magnesium Oxide Technology), which had been acquired in fiscal 1997, no longer met the business needs of the Company. The original cost of this asset was $25,822. This amount less amortization is included in Other General and Administrative costs for fiscal 1998.

NET LOSS PER COMMON SHARE Net Loss per common share is computed based on the weighted average number of common shares and common share equivalents outstanding. When dilutive, stock options are included as common share equivalents using the treasury stock method.

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

During 1999 options to purchase 200,000 shares of restricted rule 144 stock were valued at $9,398. During fiscal 1998 options to purchase 600,000 shares of restricted rule 144 stock were valued at $102,981. For fiscal 1999 and 1998 the Black and Scholes method for valuing stock options was used with the following assumptions:

For fiscal year ended April 30,                          1999               1999                1998
                                                         ----               ----                ----
Grant date                                             12/3/98             1/8/99             3/28/98
Number of shares under options granted                 100,000             100,000            600,000
Stock price at date of issue                           $0.1875              $0.22              $0.47
Exercise price                                          $0.25               $0.20              $0.375
Expected life                                          3 years             3 years            3 years
Volatility measurement                                  29.92%             29.92%              47.7%
Dividends                                                none               none                none

The pro forma effect of valuing the options for financial reporting purposes would be to increase the net loss for fiscal 1999 by $9,398 and for fiscal 1998 the net loss would be increased by $102,981. Assumptions for the Black and Scholes model for fiscal 1999 pro forma calculations were consistent with those used for fiscal 1998.
The effect on loss per share for both 1999 and 1998 would have been negligible.

INVESTMENTS The Company has a 35% interest in Agile. This investment is accounted for using the equity method. Agile is a development stage enterprise established in December 1995, to manufacture building panels using technology developed jointly with the Company and/or independently. Agile has incurred operating losses since its inception in through the period ended April 30, 1998.

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

NOTE 2: RELATED PARTY TRANSACTIONS

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

PURCHASE OPTION From October 1996 until July 31, 1998, L/A Investors financially supported establishing pilot production operations in Pennsylvania for LEEP's STRUCTURAL CORE product. On or about July 31, 1998, the Company began negotiations with L/A Investors, which culminated in a November 30, 1998 agreement whereby the Company obtained the right to buy L/A's operating company, LEEP Building Systems, Inc. ("LBS"). The Principal of L/A Investors is a minor shareholder of the Company's common stock. L/A Investors is the sole shareholder of LBS. The financial records for LBS are reported to the CEO of the Company. See note regarding investment in affiliate below. During fiscal 1999 significant cash and other resources were advanced to LBS. The Company has an option to purchase LBS. See discussion under Commitments below.

INVESTMENT IN AFFILIATE Since July 31, 1998, the Company advanced significant cash to LBS. Additionally coils of steel have been transferred to LBS during the fiscal year. The cash and other resources advanced by the Company under this arrangement have been accounted for as "Investment in Affiliate". During fiscal 1999, the investment in LBS increased substantially and the relationship with LBS has evolved. As a result, the investment is now considered a "long lived" asset, and has been reclassified as such for fiscal 1999.

STOCK OPTIONS During 1999 non qualified options to purchase 100,000 common shares were granted at an exercise price of $0.25 per share to an officer of the Company, and options to purchase 100,000 common shares were granted to an affiliated person at an exercise price of $0.20 per share. Non qualified options to purchase 200,000 shares of common stock at $0.40 per share were granted during fiscal 1998 in exchange for legal services. Additionally, non qualified compensatory options to purchase a total 600,000 shares of common stock for $0.375 per share were granted to Management and Members of the Board of Directors during fiscal 1998. These options expire September 3, 2001. At April 30, 1999 there were outstanding options to purchase 2,152,305 shares of the Company's common stock at exercise prices ranging from $.20 to $2.00 per share with the bulk of the shares exercisable in a range of $0.375 to $0.50 per share. Options outstanding to purchase common shares which expire at different dates from January 2000 through January 2002, with the bulk of the options expiring in the year 2000. The weighted average exercise price of options outstanding was $0.53 at April 30, 1999, and $0.56 at April 30, 1998, $0.225 for options granted during fiscal 1999.

NOTES RECEIVABLE FROM STOCKHOLDERS During fiscal 1999 a lawsuit with a former shareholder and officer of the Company was settled. As a result of this settlement the accounts Note Receivable from Shareholders, Loans from Shareholders and Interest Payable were reduced. A gain related to this settlement of $5,498 was recognized as other income for fiscal 1999.

LOANS FROM STOCKHOLDERS At April 30, 1999, the Company owed $416,120, in unsecured, demand notes payable to stockholders with interest accruing at 8% or 10% per annum. Also, as of April 30 about $78,000 in accrued interest was owed to officers and directors of the Company.

LINE OF CREDIT At April 30, 1999 the unused portion of LEEP's $50,000 line of credit was $3,184. The Company's CEO personally guaranteed this line of credit.


NOTE 3: PREFERRED AND COMMON STOCK

PREFERRED The Articles of Incorporation authorize issuance of up to 100,000,000 shares of common stock and up to 10,000,000 shares of preferred stock. No preferred shares have been issued. The Board of Directors has the authority, without further stockholder action, to determine the preferences, limitations, and relative rights of the preferred stock, subject to the requirements on the Oregon Business Corporation Act.

COMMON STOCK Only a portion of the Company's common stock outstanding at April 30, 1999, is freely tradable. The freely tradable shares include the 1,193,683 shares originally held by certain founding stockholders, 995,000 shares registered on March 4, 1994 and subsequently sold, and those shares issued after December 29, 1992 where the holding period and trading volume restrictions are satisfied. The shares issued pursuant to the agreement of merger dated December 29, 1992 and any shares issued subsequent thereto, are "restricted securities" under the Securities Act of 1933 and, therefor, are subject to limitations on transferability.

All warrants to purchase shares of common stock have been called or have expired.


NOTE 4: INCOME TAXES

Deferred tax assets primarily consist of net operating loss carry forwards as the Company has not generated taxable income since inception. There are no significant deferred tax liabilities. As management of the Company cannot determine that it is more likely than not that the Company will receive benefit from these assets, a valuation allowance has been established to reduce the deferred tax assets to zero at April 30, 1999. Differences between the cumulative net loss for financial reporting purposes and that available for income tax purposes arise primarily as a result of nondeductible expenditures paid by the issuance of securities and capitalized start up costs.

At April 30, 1999, the Company had net operating loss carry-forwards available to reduce taxable income in future years of approximately $4,513,000, which begin to expire in 2009.

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

NOTE 6: COMMITMENTS AND CONTINGENCIES

LBS PURCHASE OPTION Management has agreed in principle to acquire LBS, including, among other things, the pilot production operation in Montgomery, PA and certain other related assets from L/A Investors the sole shareholder of LBS. The purchase price is for $250,000 cash, Company common shares and preferred shares convertible into the Company's common stock. The purchase price will be offset by any amount owed by LBS to the Company as of July 31, 1998. Additionally, the Management has agreed to increase the purchase price by $9,500 per month for each month that the Company does not exercise its option to purchase LBS. At April 30, 1999 six months had lapsed without exercise of the purchase option for a commitment by the Company of $57,000 in additional cost to acquire LBS.

YEAR 2000 ISSUE The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when using year 2000 dates is processed. In addition, similar problems may arise in some systems, which use certain dates in 1999 to represent something other than a date. However, management believes that at the Company's present level of business activity that the Year 2000 Issue will not have an impact on its operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with Accountants on Accounting and Financial Disclosure.

There are no other reportable events under Item 304 of Reg. 229.304.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of LEEP are as follows:

Name                           Age     Position
----                           ---     --------
Grant C. Record                63      Chief Executive Officer, Secretary, Director
Donald C. Bazemore             65      Director, Chairman of the Board
James R. Medley                59      Director, Treasurer
Way W. Lee                     74      Director
William C. Nordstrom           57      Director
L. Eugene Laughlin             64      Executive Vice President

GRANT C. RECORD is the Founder and Secretary, and served as Executive Vice President and Chairman of the Board of Directors of LEEP from December 1992 until he became President on June 28, 1995. He relinquished the office of President and became Chief Executive Officer on March 5, 1997. During 1991-1992, he headed up development of LEEP's base technology and early patent positions. From 1983 to 1991, Mr. Record was Executive Vice President of Magnum Technology, a very early developer of advanced magnetic disks for the magnetic disk drive industry. The vacuum deposition technology Magnum used is now the standard computer disk manufacturing technology that is used throughout the industry. Magnum's work helped set the high-density standards on which the "gigabyte" disk drive generation is founded. Prior to Magnum, from 1971 to 1979, Mr. Record founded and developed the Data I/O Corporation. Data I/O's technology and international presence as the primary manufacturer of memory programming components, enabled the early Intel microprocessor technology to gain rapid worldwide use and acceptance. Data I/O is yet a world leader in semi-conductor memory and logic device programming, after twenty-five years.

DONALD C. BAZEMORE is Chairman of the Board. Mr. Bazemore has been a director of LEEP since 1995 and the primary architect for LEEP since 1992. Mr. Bazemore founded the DB Associates firm in 1970. DB Associates is one of the oldest architectural firms in Seattle. Prior to DB Associates, Mr. Bazemore was Director of Architecture for Leo A. Daly Associates in Seattle, where he was responsible for several major Boeing Aircraft construction projects. Leo A. Daly is a well-known, internationally significant, architecture and engineering firm.

JAMES R. MEDLEY is Treasurer of LEEP. Mr. Medley was first elected director in 1995. Mr. Medley is founder of Laux Medley Norris, Inc., Investment Advisors in Seattle since 1976. Until recently, Laux Medley Norris did business planning for large and small companies and was responsible for portfolios up to $100,000,000 in value. Mr. Medley was King County Republican Central Committee Chairman, 1979 to 1981, and King County Chairman of the Reagan/Bush campaign for president in 1980.

WILLIAM C. NORDSTROM first became a director in 1998. Most recently, he served as Executive Vice President-Finance and Administration for Newriders, Inc., of Newport Beach, CA, a publicly held company. Prior to Newriders, Mr. Nordstrom founded and managed the Growth Stock Newsletter, Newport Beach, CA.

WAY W. LEE has been a director of LEEP since December 1992. He served as President of Fibertech Corporation from 1972 to 1985, and as President of Crystal Asset Management, Inc., from 1985 to December 1992. He also was a director of Crystal Asset Management, Inc., until its reverse merger with LEEP. Mr. Lee is the President of Way W. Lee General Contractor and Acme Industries Door and Millwork.

L. EUGENE LAUGHLIN became Executive Vice President of LEEP in April 1998 after serving as a consultant for six months. Mr. Laughlin has extensive experience in various marketing and sales management capacities with the Boeing Commercial Airplane Company, Renton, WA. Prior to Boeing, Mr. Laughlin spent three years with the Ford Motor Company in Dearborn, MI in various controllership assignments. He is a graduate of the University of Pennsylvania, Wharton School of Business.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning the compensation paid by LEEP to Grant C. Record, CEO since 1995:

                        SUMMARY ANNUAL COMPENSATION TABLE

                                                                   Awards (accrued)           Payouts
                                                                   ----------------           -------
Grant C. Record              CEO since 1995                            $60,000                  -0-

NON-QUALIFIED STOCK OPTIONS. LEEP has issued non-qualified stock options to selected employees, officers, directors, consultants and advisors. As of April 30, 1999, options to purchase 2,152,305 shares of Common Stock were outstanding at an average exercise price of approximately $0.53 per share. (See Notes to Financial Statements.)

Options to purchase 100,000 shares of Common Stock were granted to Grant C. Record during the fiscal year just ended.

There were no options exercised during the year.

EMPLOYMENT AGREEMENTS. LEEP has entered into six employment agreements since 1992. One agreement was with former financial officer, Gary Nees. Mr. Nees resigned during the fiscal year 1994/95 and his severance was amicable. LEEP agreed to extend certain stock options for Mr. Nees (shown herein) for five years. An employment agreement with Tim Metz, in dispute earlier, is now settled with no penalties against the Company. Kirk Metz, a former employee (deceased), is owed certain moneys from past services rendered. LEEP's current Management believes the contract with Kirk Metz was abandoned during calendar year 1994. Approximately

$49,992 is accrued for Kirk Metz's estate (Kirk Metz died in early 1996). The fourth employment agreement is with Grant C. Record, CEO. This contract is current and active. The fifth employment contract was a consulting contract for employment of Lennie H. Zallar as Vice-President and CFO. This contract was terminated during the year ending April 30, 1997. The Company owes Mr. Zallar $23,672 in back consulting pay. The sixth employment agreement, dated January 7, 1997, was with David C. Moran, President. This contract appears on Form 8-K filed on March 27, 1997. Mr. Moran resigned from the employ of LEEP in November 1997. LEEP owes Mr. Moran $11,251 for past services rendered as of the fiscal year ending April 30, 1998.

CONSULTING EXECUTIVE AGREEMENTS. LEEP is recruiting its mezzanine executive team. Identified to date are candidates for (1) president, (2) vice president and director of international operations, and (3) Systems Specialist. All candidates have spent time, variously compensated between $0 and $75 per hour, assisting LEEP to organize to begin large-scale manufacturing, marketing and sales.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of LEEP's Common Stock as of July 1, 1999, by (1) each person who is known by LEEP to own beneficially more than 5% of the Common Stock, (2) each of LEEP's primary investors and executive officers, and (3) all directors and executives officers as a group. Each named beneficial owner has sole voting and investment power with respect to the shares listed unless otherwise indicated.

Title of Class (1)       Name and Address of Beneficial Owner                   Amount      % of Class
------------------       ------------------------------------                   ------      ----------
Common Stock             Grant C. Record                                      5,400,065(2)    17.3%
                         616 Blue Lake Blvd., #139,
                         Twin Falls, ID 83301

Common Stock             Donald C. Bazemore                                     339,939(3)    1.1 %
                         401 2nd Ave. So.
                         Seattle, WA 98104

Common Stock             James R. Medley                                        320,125(3)    1.0%
                         10002 Aurora Ave. No., #3345,
                         Seattle, WA 98133

Common Stock             Way W. Lee                                             381,762(3)    1.2%
                         5210 SE 26th
                         Portland, OR 97202

Common Stock             William R. Nordstrom                                   427,100(4)    1.3%
                         567 San Nicolas Drive, Suite 400,
                         Newport Beach, CA 92660

Common Stock             L. Eugene Laughlin                                     181,250       0.6%
                         P.O. Box 778, 12128 317 Place NE
                         Duvall, WA 98019

Common Stock             Agile Building Technology, Inc.                      1,300,168       4.2%
                         30 W. 3rd St., 3rd Floor,
                         Williamsport, PA 17701

Common Stock             Agile Investment Corporation, Inc.
                         30 W. 3rd St., 3rd Floor,
                                                                                 80,000       0.3%

                         Williamsport, PA 17701

Common Stock             All six executive  officers and Directors as      7,050,241        22.5%
                         a group

(1)  No special note(s).
(2) The amount beneficially owned includes 350,000 shares of Common Stock issuable upon the exercise of options.
(3) The amount beneficially owned includes 150,000 shares of Common Stock issuable upon the exercise of options.
(4) The amount beneficially owned includes 100,000 shares of Common Stock issuable upon the exercise of options.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

STOCK OPTIONS. In July 1996, Donald C. Bazemore, Chairman of the Board of Directors of LEEP, exercised 150,000 non-qualified stock options. Payment was made in the form of an $80,000, 8% note payable to LEEP. Existing shares of LEEP's stock held by the optionee secure the note. As long as the optionee has sufficient shares of LEEP's stock as collateral for the note based on the market price of the stock, no interest will accrue and no amount will be due under the note. LEEP holds the collateral stock and the shares issued against the note. No transfers are permitted until the note is fully paid. LEEP also entered into an agreement with Mr. Bazemore to provide architectural and sales services to LEEP.

L/A INVESTORS, INC. (L/A). L/A is a Tortola, British Virgin Islands company which was formed by a foreign LEEP shareholder during the last quarter of 1996 to assist LEEP financially after the Agile investors discontinued supporting LEEP's and Agile's developments. L/A specifically:
1. Financially supported LEEP to complete the development and initial test phase and technical validation of LEEP's STRUCTURAL CORE product;
2. Financed the development, equipment fabrication and set-up of pilot manufacturing operations in Montgomery, Pennsylvania, to manufacture LEEP's STRUCTURAL CORE product;
3. Financially supported LEEP's efforts in selecting and establishing a building site in Idaho to begin large-scale manufacturing of LEEP STRUCTURAL CORE.

L/A holds less than 5% of LEEP's stock.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K.

(A) FINANCIAL STATEMENTS AND EXHIBITS

1. FINANCIAL STATEMENTS (see Item 7 above):

-    Independent Auditors' Report

-    Balance Sheets as of April 30, 1999 and 1998

- Statements of Operations for years ended April 30, 1999 and 1998, and from December 23, 1991 (inception) through April 30, 1999

- Statement of cash flows for years ended April 30, 1999 and 1998 and from inception

- Statements of Stockholders' Deficit for years ended April 30, 1999 and 1998, and from December 23, 1991 (inception) through April 30, 1999

-    Notes to Financial Statements

2.   EXHIBITS

-    Exhibit 4, Instruments defining rights of holders

-    Exhibit 27, Financial Data Schedule

-    Exhibit 99.1, Consulting Contract with Aberdeen Capital Strategies Corp.

-    Exhibit 99.2, Option Agreement to Purchase LEEP Building Systems, Inc.

(B)  REPORTS ON FORM 8-K

1. A news release describing LEEP's successful preliminary testing -- see Form 8-K filed on September 28, 1998.

2. A listing of certified documentation of LEEP STRUCTURAL CORE performance -- see Form 8-K filed on December 10, 1998.

3. A news release describing LEEP's purchase of a Shoshone, ID industrial park site from Union Pacific Railroad Company -- see Form 8-K filed on February 10, 1999.

SIGNATURES

In accordance with Section 13 or 15(d) or 15(d) of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned or, their in duly authorized representatives, and in the capacities, and on the date indicated.

                        LEADING-EDGE EARTH PRODUCTS, INC.



                   By: Grant C. Record, its CEO and Secretary

                               Date: July 15, 1999


Signature                            Title                      Date
---------                            -----                      ----

Grant C. Record              Secretary and Director            7/15/99



Donald A. Bazemore           Chairman of the Board             7/15/99
                                of Directors


James R. Medley              Treasurer and Director            7/15/99



Way W. Lee                          Director                   7/15/99



William R. Nordstrom                Director                   7/15/99