Form 10QSB
period 1999-07-31
LEADING EDGE EARTH PRODUCTS INC
filed 1999-09-14
CIK 911212

                                   FORM 10-QSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999
                                                 -------------

               ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

           For the transition period from             to
                                          -----------   -------------
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

                                  800-788-3599
                                  ------------
                            Issuer's telephone number

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

    State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,038,645 shares as of September 9, 1999.

    Transitional Small Business Disclosure Format (check one):
Yes  [ ]  No  [X]

PART I

ITEM 1.  FINANCIAL STATEMENTS

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

                                   (Unaudited)

                   Condensed Balance Sheet as of July 31, 1999

                                                                     31-Jul-99
--------------------------------------------------------------------------------
     ASSETS
     Current Assets
      Cash                                                          $     1,182
      Receivables from affiliate, net of reserve                          7,083
      Inventory                                                            --
      Prepaid expenses and deposits                                      30,097
                                                                    -----------
                   Total current assets                                  38,362


Other Assets
      Investment in affiliates                                          191,132
      Property, plant and equipment                                     437,779
                                                                    -----------
                   Total long-lived assets                              628,911
                                                                    -----------
                   Total assets                                         667,273


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
      Credit line                                                        47,424
      Accounts payable                                                  128,193
      Accrued contract salary payable                                   425,343
      Accrued royalties and interest payable                             98,942
      Loans from shareholders                                           461,120
      Notes payable                                                     100,633
                                                                    -----------
                   Total current liabilities                          1,261,655


Contingent Liabilities                                                     --
Shareholders' Equity (Deficit)
    Preferred shares
    (10 million shares authorized, none issued)                            --
    Common stock, no par value
    (100 million shares authorized, 28,385,196 issued and             5,714,319
    outstanding)
    Note receivable from shareholders                                  (355,000)
    Deficit accumulated during developmental stage                   (5,953,701)
                                                                    -----------
          Shareholders' deficit                                        (594,382)
                                                                    -----------
                   Total liabilities and shareholders' equity       $   667,273
                                                                    -----------



   The accompanying notes are an integral part of these financial statements.

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

                                   (UNAUDITED)

    Statement of Operations for the Three Months ended July 31, 1999 and July 31, 1998 and the period from December 23, 1991 (inception) through July 31, 1999

===================================================================================================
                                                                                          Inception
                                                      Three Months ended                 (23-Dec-91)
                                                 -----------------------------             through
                                                 31-Jul-99           31-Jul-98            31-Jul-99
---------------------------------------------------------------------------------------------------
INCOME
     License and consulting revenues           $         --        $         --        $    497,000
     Interest                                        21,044              13,543             172,398
     Other                                              700                 421              25,890
                                               ------------        ------------        ------------
           TOTAL INCOME                              21,744              13,964             695,288
RESEARCH AND DEVELOPMENT
     EXPENSE                                         10,098               1,472             990,335
GENERAL & ADMINISTRATIVE
     EXPENSE
     Contract salaries and incentives                16,529              15,000           1,557,002
     Travel and entertainment                         6,050               7,048             243,838
     Legal and professional                          29,146              20,650           1,551,603
     Promotion & corp. development                   19,088              30,400             621,024
     Other general & administrative                  10,750              15,206             512,837
                                               ------------        ------------        ------------
        TOTAL GENERAL & ADMINISTRATIVE               81,563              88,304           4,486,304
Interest and other expense
     Interest                                        10,373               9,983             285,435
     Adjustment for unpaid revenues
        from affiliate                               13,638              11,859             333,914
     Royalties and royalty buyout
        expense                                          --                  --             553,000
                                               ------------        ------------        ------------
        TOTAL INTEREST AND OTHER EXPENSE             24,011              21,842           1,172,349
                                               ------------        ------------        ------------
           TOTAL EXPENSES                           115,672             111,618           6,648,988

                                               ------------        ------------        ------------
                    NET LOSS                  $    (93,928)       $    (97,654)       $ (5,953,700)

Loss per common share                         $      (0.00)       $      (0.00)       $      (0.31)

Weighted average shares outstanding              30,229,955          28,385,196          18,983,183
---------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

                                   (UNAUDITED)

    Statement of Cash Flows for the Three months ended July 31, 1999 and July 31, 1998 and the period from December 23, 1991 (inception) through July 31, 1999

==================================================================================================
                                                                                  Inception
                                                     Three Months ended          (23-Dec-91)
                                                   ----------------------          through
                                                   31-Jul-99    31-Jul-98         31-Jul-99
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                               $   (93,928)       $   (97,654)       $(5,953,701)

ADJUSTMENTS TO RECONCILE NET LOSS
   TO CASH USED IN OPERATING
   ACTIVITIES
     Noncash compensation expenses
       related to nonqualified stock
       options and stock grants                 140,353             30,400          2,946,145
     Depreciation and amortization                                                     16,185
     Write-off of long-term assets                                                    170,903
     Accrue royalty obligation                                                        200,000
     Settlement of lawsuit                                                             25,451


CHANGES IN OPERATING ITEMS
     Receivables                                                     2,629            (24,739)
     Inventory                                                                        (30,724)
     Prepaid expenses and deposits               10,354              4,052            (13,595)
     Accounts payable                           (38,485)            12,557            531,441
     Accrued salary obligations                 (15,000)            15,000            439,967
     Accrued interest payable                     8,463              9,726            300,977
                                             -----------       -----------       -------------
     Total adjustments to Operating
       Loss                                     105,685             74,364          4,562,011
                                             -----------       -----------       -------------
CASH USED IN OPERATING ACTIVITIES                11,757            (23,290)        (1,391,690)
                                             -----------       -----------       -------------
     Investment in affiliate                   (115,768)            21,688           (334,842)
     Equipment purchase, disposals              (63,556)                             (295,640)
     Purchase intangible                                                              (26,822)
     Payments on notes receivable
       from stockholders                                                                 6,500
                                             ----------        -----------       -------------
CASH USED IN INVESTING ACTIVITIES              (179,324)            21,688           (650,804)
                                             -----------       -----------       -------------

FINANCING ACTIVITIES:
     Increase in line of credit                     608                                 47,424
     Sale of common stock                        44,404                                604,404
     Exercise of stock options                                                          67,537
     Exercise of Class A warrants                                                        3,300
     Contributed capital                                                               100,910
     Proceeds from notes payable                 27,613                                759,263
     Proceeds - loans from
       shareholders                              95,000                                791,717
     Payments on notes payable                                                       (254,379)
     Payments - loans from
       shareholders                                                                    (76,500)
                                              ----------       -----------       -------------
CASH FROM FINANCING ACTIVITIES                  167,625                              2,043,676
                                              ----------       -----------       -------------
     Change in cash                                  58             (1,602)              1,182
     Cash at beginning of period                  1,124              2,557                  --
                                             -----------       -----------       -------------
     Cash at end of period                  $     1,182        $       955        $     1,182
--------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                        LEADING-EDGE EARTH PRODUCTS, INC.

                        (A Development Stage Enterprise)

July 31, 1999

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

LEEP was incorporated on December 23, 1991. On December 29, 1992, Leading-Edge Earth Products, Inc., merged with an inactive public company, Crystal Asset Management, Inc., which was incorporated in Oregon in 1968. This business combination was accounted for as a pooling of interest. The newly combined company was named Leading-Edge Earth Products, Inc. The stock began to trade publicly in March 1993 under the trading symbol "LEEP".

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

RECEIVABLES As a result of an agreement with Agile Building Technology, Inc. ("Agile") and others in fiscal 1997, the Company does not expect to collect license and consulting revenues and interest due from Agile until after Agile is in production and is in a position to make payments on amounts owning to the Company. Consequently the Company adjusted revenues and established a reserve for totaling $333,914 and $279,954 for amounts due from Agile at July 31, 1999 and 1998.

INVESTMENT IN AFFILIATE Cash and other resources advanced to LBS is accounted for at cost and includes accrued interest. The recoverability of this asset depends on the successful marketing of the Company's products. Because of the nature of the relationship with LBS, this investment is treated as a Long-Lived Asset. See discussion under Related Party Transactions below.

PROPERTY AND EQUIPMENT Property and equipment consists of land purchased in Idaho and costs associated with the development of a new plant.

NET LOSS PER COMMON SHARE Net Loss per common share is computed based on the weighted average number of common shares and common share equivalents outstanding. There was no difference between primary and fully diluted earnings for the period presented.

STOCK-BASED COMPENSATION Options to purchase 700,000 shares of stock were issued during the quarter ended July 31, 1999 to key individuals providing important services to LEEP. LEEP has not accounted for an expense relating the options granted during the quarter.

Note 2: RELATED PARTY TRANSACTIONS

ARCHITECTURAL SERVICES AGREEMENT LEEP has entered into an agreement with the owner of DB Associates, a stockholder and member of the Board of Directors, to provide architectural and sales services. In addition to normal hourly rates for architectural services, DB Associates will be paid for sales and marketing efforts at the rate of $1.00 per panel for each panel sold to persons or companies for which DB Associates performs architectural work.

DB Associates will alternatively receive $0.25 per panel for providing architectural review for compliance with the Company's standards on projects with which DB Associates is not directly involved as architect.

PURCHASE OPTION From October 1996 until July 31, 1998, L/A Investors financially supported establishing pilot production operations in Pennsylvania for LEEP's STRUCTURAL CORE product. On or about July 31, 1998, the Company began negotiations with L/A Investors, which culminated in a November 30, 1998 agreement whereby the Company obtained the right to buy L/A's operating company, LEEP Building Systems, Inc. ("LBS"). The Principal of L/A Investors is a minority shareholder of the Company's common stock. L/A Investors is the sole shareholder of LBS. The financial records for LBS are reported to the CEO of LEEP. See note regarding investment in affiliate below. During fiscal 1999 significant cash and other resources were advanced to LBS. The Company has an option to purchase LBS. See discussion under Commitments below.

INVESTMENT IN AFFILIATE Since July 31, 1998, the Company advanced significant cash and assets to LBS. The cash and other resources advanced by the Company under this arrangement have been accounted for as "Investment in Affiliate". The investment in LBS continues to increase and the relationship with LBS has evolved. As a result, the investment is now considered a "Long-Lived Asset."

STOCK OPTIONS During the quarter ended July 31, 1999 non-qualified options to purchase 450,000 common shares were granted at an exercise price of $0.25 per share for three years to key people, and non-qualified options to purchase 250,000 common shares were granted at an exercise price of $0.25 per share for two years to key people.

LOANS FROM STOCKHOLDERS On July 31, 1999, the Company owed $461,120, in unsecured, demand notes payable to stockholders with interest accruing at 8% or 10% per annum. Also, as of July 31 about $85,463 in accrued interest was owed to officers and directors of the Company.

LINE OF CREDIT On July 31, 1999 the unused portion of LEEP's $50,000 line of credit was $2,576. The Company's CEO personally guaranteed this line of credit.

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

COMMON STOCK Only a portion of the Company's common stock outstanding at July 31, 1999, is freely tradable. The freely tradable shares include the 1,193,683 shares originally held by certain founding stockholders, 995,000 shares registered on March 4, 1994 and subsequently sold, and those shares issued after December 29, 1992 where the holding period and trading volume restrictions are satisfied. The shares issued pursuant to the agreement of merger dated December 29, 1992 and any shares issued subsequent thereto, are "restricted securities" under the Securities Act of 1933 and, therefore, are subject to limitations on transferability.

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

Note 6: COMMITMENTS AND CONTINGENCIES

LBS PURCHASE OPTION Management has agreed in principle to acquire LBS, including, among other things, the pilot production operation in Montgomery, PA and certain other related assets from L/A Investors the sole shareholder of LBS. The purchase price is for $250,000 cash, LEEP common shares and preferred shares convertible into LEEP's common stock. The purchase price will be offset by any amount owed by LBS to the Company as of July 31, 1998. Additionally, the Management has agreed to increase the purchase price by $9,500 per month for each month that the Company does not exercise its option to purchase LBS. On July 31 nine months had lapsed without exercise of the purchase option for a commitment by the Company of $85,500 in additional cost to acquire LBS.

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

Note 7:  SUBSEQUENT EVENTS

In August 1999, LEEP arranged for a Bradbury Rollforming Machine costing $872,000 to be manufactured, which is expected to be delivered to LEEP by December 31, 1999. LEEP has received a lease commitment from Wells Fargo Equipment Finance, Inc. for a net lease in the amount of $872,000 over 60 months with monthly payments of $18,271.88 to pay for the machine; payments are to commence after delivery of the machine. Grant Record and an outside investor have provided a limited guarantee. A recourse and remarketing agreement has been provided by the manufacturer.

LEEP entered into an agreement with the outside investor providing the guarantee, which requires LEEP to escrow 1,000,000 shares of 144 restricted common stock in the guarantor's name to be issued to the guarantor in the event of default by LEEP that results in the guarantor being required to make payments. As a part of this agreement LEEP was also required to grant the guarantor options to purchase 500,000 shares of 144 restricted common stock at $0.15 per share. The guarantor has since exercised the option to purchase the 500,000 shares of 144 restricted common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The operations of Leading-Edge Earth Products, Inc. ("LEEP"), from inception until late 1997 were focused on research and development (R&D), after which the corporate emphasis became manufacturing, marketing and sales. LEEP conducted R&D activities, directly, from 1992 to 1996. R&D was done and paid for by an affiliate, Agile Building Technology, Inc. ("Agile"), from January to October 1996. In November 1996, management and shareholder-sponsored R&D activities were undertaken in Pennsylvania, on behalf of LEEP, by LEEP Building Systems, Inc. ("LBS"), assisted by LEEP's CEO, Grant Record. Between November 1996 and early 1998, a viable, patent pending structural panel and building system was completed, tested and a patent application additional to LEEP's earlier claims, was filed with the U.S. Patent and Trademark Office. Two additional patent applications were filed during the quarter ended July 31, 1999. One additional U/S/ patent was granted during the quarter. The product is known as "LEEP STRUCTURAL CORE(TM)" ("LEEP CORE"). The management/investor group that sponsored LEEP's 1996/1997 R&D also developed a pilot manufacturing facility in Pennsylvania to produce LEEP CORE. Pilot production began in early 1998. Significant purchase of equipment and manufacturing facilities by LEEP and its affiliates and/or subsidiaries is planned during 1999, as well as the addition of personnel to expand the pilot manufacturing facility's capacity and support the planning and launch of large-scale manufacturing operations for LEEP CORE. The LBS plant in Pennsylvania currently has the capacity to produce sufficient panels to build one commercial building every ten days, in the lower-tier size range of LEEP's 1,000 to 15,000 sq.ft. target market. Equipment valued at $872,000 that will help to increase production in the LBS Pennsylvania plant to three such buildings a week has been ordered and is expected to be delivered by the end of the year (see Note 7 of the Notes to Financial Statements). LEEP continues to loan operating capital to LBS in anticipation of LEEP exercising its options to purchase LBS upon completing a long term financing package (see
Note 6 of the Notes to Financial Statements).

LEEP's primary fiscal year 2000 focus is to finance the manufacturing, marketing and selling of LEEP CORE. The long-term strategy of LEEP is to form, finance, control, and manage regional manufacturing plants worldwide.

The Company is engaged in discussions with several funding sources for up to $23 million, to: (1) purchase LBS and expand LEEP's pilot operations in Pennsylvania to produce sufficient LEEP CORE to construct one medium size commercial building a day, and (2) construct LEEP's first full-scale, continuous, automated, manufacturing plant with a daily production capacity of 100,000 sq.ft. of LEEP STRUCTURAL CORE, and have sufficient working capital to establish profitable operations. This full-scale plant is planned to be located in Shoshone, ID where LEEP owns 35 acres of prime rail-side industrial property.

LEEP has retained the Pinnacle Consulting Group, Snohomish, WA to assist with completing and implementing the design of the Shoshone, ID facility. Pinnacle's work will result in a set of drawings, specifications, and equipment vendor lists. LEEP will be able to use Pinnacle's documentation package, permanently, to duplicate the Shoshone facility.

In October 1998, LEEP CORE was tested at the Structural Research Laboratory of the University of Washington's Department of Civil Engineering. The University report indicates that LEEP's 4" thick by 12' high by 4' wide wall system is five times stronger than required to support the roof load of typical designs of American commercial buildings. The tests certify, respectively, point-load--9,000 lbs.; distributed wall-load--14,000 lbs.; and point-load internally reinforced--30,000 lbs. (See 8-KSB report filed on December 10, 1998.) Testing to determine the product's capability to withstand wind and floor loads has been performed informally by LEEP. More advanced tests are currently in process at the University of Washington to certify all remaining force resistance characteristics of the LEEP STRUCTURAL CORE product.

LEEP management has been in contact with several developers and their representatives in the Middle East and Southeast Asia. These contacts have widened the market scope of LEEP to include large volume projects that, potentially, match LEEP's expected large volume production plans and corresponding production technology. Planning for these large volume markets anticipates less order-to-order variation with corresponding savings in sales fulfillment costs. During the quarter ending July 31, 1999, the Company has gained more exposure to desirable domestic building construction opportunities. The foreign opportunities remain; however, the Company is now heavily engaged in addressing several high-visibility projects aimed at exposing the Company's advanced technical and building construction attributes in the U.S. markets.

LIQUIDITY AND CAPITAL RESOURCES: In recent years LEEP has been almost entirely dependent on its CEO, Grant Record, arranging credit facilities, making personal loans, procuring loans from other stockholders, and selling stock to investors in order to meet the immediate cash needs of LEEP. LEEP has no revenue from operations and does not have assets that can be liquidated to cover cash requirements. Management, however, believes that LEEP is in the best position of its life to raise the required capital to meet its published objectives. This owes to the fact that LEEP's R&D was completed and LEEP's product moved through its final developmental phase into production. LEEP's business plan indicates that the $23 million to be raised will allow LEEP to achieve significant levels of production and sales in the year 2000. The $23 million budget is allocated as follows: $2 million for manufacturing buildings, $15 million for manufacturing equipment, $4.5 million for operating capital and a $1.5 million reserve. The Rollforming Machine costing $872,000 to be installed in the LBS Pennsylvania plant will be financed with a net lease agreement described in Note 7 of the Notes to Financial Statements.

In the year ended April 30, 1996, LEEP raised $23,541 from the sale of stock, $202,700 in loans from stockholders, and exchanged $496,011 worth of LEEP obligations for stock. In the year ended April 30, 1997, LEEP raised $25,000 from the exercise of stock options, borrowed $115,452 with demand notes, and issued stock in exchange for $514,627 in LEEP obligations. In the fiscal year ended April 30, 1998, LEEP raised $20,000 from the sale of stock, borrowed $51,562 from stockholders and $386,500 from a credit facility, and issued stock for $605,132 worth of LEEP obligations. In the fiscal year ended April 30, 1999, LEEP received $46,816 from a credit facility, sold stock for $170,000 in cash and payables, and increased notes payable by $98,020. To date LEEP has used $47,424 of a $50,000 credit facility. Since the end of the last fiscal year, LEEP has issued stock in exchange for $194,757 of its obligations, received $115,000 in additional loans from stockholders, and received $75,000 from the exercise of options to buy stock. A promissory note that came due for $73,020 has been extended to October 31, 1999.

LEEP will need to continue with borrowings and selling stock in order to continue funding its corporate overhead, until the level of cashflow generated from operations allows self-sustained operations.

RESULTS OF OPERATIONS: No cash was received as revenue for the quarter ended July 31, 1999. At the present time LEEP is not booking sales or receiving license or consulting revenue. Interest due from LBS is being accounted for as a Long-Lived Asset and LEEP continues to accrue interest earned from Agile to a reserve account. There were no unusual expenses associated with operations in the quarter ended July 31, 1999.

LEEP has not uncovered any material year 2000 issues that could affect LEEP's business, results of operations, or financial condition.

For further analysis, see LEEP's Statement of Cash Flows.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

LEEP is not engaged in any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

There have been no changes in instruments defining the rights of holders of any class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters have been submitted to a vote of securities holders since the Annual Meeting held in Seattle on April 30, 1999. Business transacted at that meeting was summarized in LEEP's 10-KSB report filed on July 26, 1999.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No 8-K reports have been filed during the current fiscal year that began May 1, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Leading-Edge Earth Products, Inc.
(Registrant)

Date: September 11, 1999                                By:    Grant C. Record
                                                               CEO and Secretary