Form 10QSB
period 1999-10-31
LEADING EDGE EARTH PRODUCTS INC
filed 1999-12-15
CIK 911212

                                   FORM 10-QSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1999

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

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

         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

     State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,437,850 shares as of December 10, 1999.

     Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

PART I

ITEM 1. FINANCIAL STATEMENTS


                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)
                                   (Unaudited)
                 Condensed Balance Sheet as of October 31, 1999
================================================================================

                                                                              31-Oct-99
                                                                             -----------
ASSETS
Current Assets
      Cash                                                                   $     3,113
      Receivables, net of reserve                                                  7,083
      Prepaid expenses and deposits                                               38,909
                                                                             -----------
                       Total current assets                                       49,105
Other Assets
      Land and improvements                                                      191,132
      Investment in affiliate                                                    528,695
                                                                             -----------
                      Total long-lived assets                                    719,827
                                                                             -----------
                      Total assets                                               768,932

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
      Credit line                                                                 44,635
      Accounts payable                                                           128,420
      Accrued contract salary payable                                            117,915
      Accrued royalties and interest payable                                     100,539
      Loans from shareholder                                                      94,693
      Notes payable                                                              100,633
                                                                             -----------
                       Total current liabilities                                 586,835

Contingent Liabilities                                                                --

Shareholders' Equity (Deficit)
     Preferred shares
     (10 million shares authorized, none issued)                                      --
     Common stock, no par value
     (100 million shares authorized, 30,494,720 issued and outstanding)        6,603,734
     Note receivable from shareholders                                          (355,000)
     Deficit accumulated during developmental stage                           (6,066,637)
                                                                             -----------
            Shareholders' deficit                                                182,097

                       Total liabilities and shareholders' equity            $   768,932
                                                                             -----------

   The accompanying notes are an integral part of these financial statements.

                       LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)
                                  (UNAUDITED)
Statement of Operations for the Three and Six Months ended October 31, 1999 and
      October 31, 1998, and the period from December 23, 1991 (inception)
                            through October 31, 1999
================================================================================

                                                                                                          Inception
                                                                                                         (23-Dec-91)
                                                  Three Months ended             Six Months ended          through
                                               31-Oct-99       31-Oct-98     31-Oct-99     31-Oct-98      31-Oct-99
---------------------------------------------------------------------------------------------------------------------
INCOME
      License and consulting revenues         $        --    $        --     $       --    $        --    $   497,000
      Interest                                     24,420         15,098         45,464         28,641        196,818
      Other                                            84          5,570            784          5,991         25,974
                                              -----------------------------------------------------------------------
             TOTAL INCOME                          24,504         20,668         46,248         34,632        719,792
RESEARCH AND DEVELOPMENT
      EXPENSE                                      10,028          3,579         20,126          5,051      1,000,363
GENERAL & ADMINISTRATIVE
      EXPENSE
      Contract salaries and incentives             23,000         17,890         39,529         32,890      1,580,002
      Travel and entertainment                      2,631         11,917          8,681         18,965        246,469
      Legal and professional                       42,597         50,380         71,743         71,030      1,594,200
      Promotion & corp. development                17,516            525         36,604         30,925        638,540
      Other general & administrative                5,484         10,310         16,234         25,516        518,321
      Manufacturing equipment lease                12,442                        12,442                        12,442
                                              -----------------------------------------------------------------------
         TOTAL GENERAL & ADMINISTRATIVE           103,670         91,022        185,233        179,326      4,589,974
Interest and other expense
      Interest                                      8,740          7,441         19,113         17,424        294,175
      Adjustment for unpaid revenues from
          affiliate                                15,002         13,045         28,640         24,904        348,916
      Royalties and royalty buyout expense             --             --             --             --        553,000
                                              -----------------------------------------------------------------------
         TOTAL INTEREST AND OTHER EXPENSE          23,742         20,486         47,753         42,328      1,196,091
                                              -----------------------------------------------------------------------
             TOTAL EXPENSES                       137,440        115,087        253,112        226,705      6,786,428
                                              -----------------------------------------------------------------------
                        NET LOSS              $  (112,936)   $   (94,419)   $  (206,864)   $  (192,073)   $(6,066,636)

Loss per common share                         $     (0.00)   $     (0.00)   $     (0.01)   $     (0.01)   $     (0.31)

Weighted average shares outstanding            29,394,454     28,561,989     29,394,454     28,561,989     19,381,669
                                              -----------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

                       LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)
                                  (UNAUDITED)
  Statement of Cash Flows for the Three and Six Months ended October 31, 1999 and October 31, 1998, and the period from December 23, 1991 (inception)
                            through October 31, 1999

=============================================================================

                                                                                                  Inception
                                                                                                 (23-Dec-91)
                                             Three Months ended         Six Months ended           through
                                            31-Oct-99   31-Oct-98     31-Oct-99   31-Oct-98       31-Oct-99
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                              $(112,936)   $ (94,419)   $(206,864)   $(192,073)   $(6,066,637)

ADJUSTMENTS TO RECONCILE NET LOSS TO
    CASH USED IN OPERATING ACTIVITIES
      Noncash compensation expenses
      related to nonqualified stock
      options and stock grants                 11,327       18,989      151,680       49,389      2,957,472
      Depreciation and amortization                                                                  16,185
      Write-off of long-term assets                                                                 170,903
      Accrue royalty obligation                                                                     200,000
      Settlement of lawsuit                                 20,451                    20,451         25,451

CHANGES IN OPERATING ITEMS
      Receivables                                           (2,019)                      610        (24,739)
      Inventory                                             30,724                    30,724        (30,724)
      Prepaid expenses and deposits            (8,812)         782        1,542        4,834        (22,407)
      Accounts payable                            227       63,090      (38,258)      75,647        531,668
      Accrued salary obligations               18,000       15,000        3,000       30,000        457,967
      Accrued interest payable                  1,597      (23,760)      10,060      (14,034)       302,574
                                            ---------------------------------------------------------------
     Total adjustments to Operating Loss       22,339      123,257      128,024      197,621      4,584,350
                                            ---------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES             (90,597)      28,838      (78,840)       5,548     (1,482,287)
                                            ---------------------------------------------------------------
      Investment in affiliate                 (90,916)     (76,224)    (206,684)     (54,536)      (425,758)
      Equipment purchase, disposals                        (20,285)     (63,556)     (20,285)      (295,640)
      Purchase intangible                                                                           (26,822)
      Payments on notes receivable from
      stockholders                                                                                    6,500
                                            ---------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES             (90,916)     (96,509)    (270,240)     (74,821)      (741,720)
                                            ---------------------------------------------------------------
FINANCING ACTIVITIES:
      Increase in line of credit               (2,789)                   (2,181)                     44,635
      Sale of common stock                    186,233       70,000      230,637       70,000        790,637
      Exercise of stock options                75,000                    75,000                     142,537
      Exercise of Class A warrants                                                                    3,300
      Contributed capital                                                                           100,910
      Proceeds from notes payable                                        27,613                     759,263
      Proceeds - loans from shareholders       71,233                   166,233                     862,950
      Payments on notes payable                                                                    (254,379)
      Payments - loans from shareholders     (146,233)                 (146,233)                   (222,733)
                                            ---------------------------------------------------------------
CASH FROM FINANCING ACTIVITIES                183,444       70,000      351,069       70,000      2,227,120
                                            ---------------------------------------------------------------
      Change in cash                            1,931        2,329        1,989          727          3,113
      Cash at beginning of period               1,182          955        1,124        2,557             --
                                            ---------------------------------------------------------------
      Cash at end of period                 $   3,113    $   3,284    $   3,113    $   3,284    $     3,113
                                            ---------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)
October 31, 1999

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

RECEIVABLES As a result of an agreement with Agile Building Technology, Inc. ("Agile") and others in fiscal 1997, the Company does not expect to collect license and consulting revenues and interest due from Agile until after Agile is in production and is in a position to make payments on amounts owning to the Company. Consequently the Company adjusted revenues and established a reserve for totaling $348,916 for amounts due from Agile at October 31, 1999.

INVESTMENT IN AFFILIATE Cash and other resources advanced to LBS are accounted for at cost and includes accrued interest. The recoverability of this asset depends on the successful marketing of the Company's products. Because of the nature of the relationship with LBS, this investment is treated as a Long-Lived Asset. See discussion under Related Party Transactions below.

PROPERTY AND EQUIPMENT Property and equipment consists of land purchased in Idaho and costs associated with the development of a new plant.

NET LOSS PER COMMON SHARE Net Loss per common share is computed based on the weighted average number of common shares and common share equivalents outstanding. There was no difference between primary and fully diluted earnings for the period presented.

STOCK-BASED COMPENSATION Options to purchase 775,000 shares of stock were issued during the quarter ended October 31, 1999 to key individuals providing important services to LEEP. Options to purchase 2,800,000 shares of stock were issued to an officer when that officer agreed to personally guarantee significant long-term debt on behalf of LEEP and to write down short-term liabilities owed by LEEP in the amount of $564,427. LEEP has not accounted for an expense relating the options granted during the quarter.

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

PURCHASE OPTION From October 1996 until July 31, 1998, L/A Investors financially supported establishing pilot production operations in Pennsylvania for LEEP's STRUCTURAL CORE product. On or about July 31, 1998, the Company began negotiations with L/A Investors, which culminated in a November 30, 1998 agreement whereby the Company obtained the right to buy L/A's operating company, LEEP Building Systems, Inc. ("LBS"). A Principal of L/A Investors is a minority shareholder of the Company's common stock. L/A Investors is the sole shareholder of LBS. The financial records for LBS are reported to the CEO of LEEP. See note regarding investment in affiliate below. During fiscal 1999 significant cash and other resources were advanced to LBS. The Company has an option to purchase LBS. See discussion under Commitments below.

INVESTMENT IN AFFILIATE Since July 31, 1998, the Company advanced significant cash and assets to LBS. The cash and other resources advanced by the Company under this arrangement have been accounted for as "Investment in Affiliate". The investment in LBS continues to increase and the relationship with LBS has evolved. As a result, the investment is now considered a "long lived" asset.

STOCK OPTIONS During the quarter ended October 31, 1999 non-qualified options to purchase Rule 144 restricted common stock were issued on the following terms:
2,800,000 options to purchase stock at $0.20 per share for five years; 50,000 options to purchase stock at $0.22 per share for three years; 200,000 options to purchase stock at $0.16 per share for three years; and 500,000 options to purchase stock at $0.15 per share for one year. See Stock Based Compensation in
Note 1.

LOANS FROM STOCKHOLDERS On October 31, 1999, the Company owed $94,692, in unsecured, demand notes payable to stockholders with interest accruing at 8% or 10% per annum. Also, as of October 31, 1999, about $88,482 in accrued interest was owed to officers and directors of the Company.

LINE OF CREDIT On October 31, 1999 the unused portion of LEEP's $50,000 line of credit was $5,365. The Company's CEO personally guaranteed this line of credit.

CONTRIBUTED CAPITAL Certain officers of LEEP present and past agreed to write down $616,854 in Accrued Contract Salary Payable and Loans from Shareholders. These transactions involved no cash or stock transfers. These reductions in current liabilities were accounted for by increasing the value of Common Stock in Shareholders' Equity.

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

COMMON STOCK Only a portion of the Company's common stock outstanding at October 31, 1999, is freely tradable. The freely tradable shares include the 1,193,683 shares originally held by certain founding stockholders, 995,000 shares registered on March 4, 1994 and subsequently sold, and those shares issued after December 29, 1992 where the holding period and trading volume restrictions are satisfied. The unregistered shares issued pursuant to the agreement of merger dated December 29, 1992 and any shares issued subsequent thereto, are "restricted securities" under the Securities Act of 1933 and, therefore, are subject to limitations on transferability.

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

Note 6: COMMITMENTS AND CONTINGENCIES

Management has agreed in principle to acquire LBS, including, among other things, the pilot production operation in Montgomery, PA and certain other related assets from L/A Investors the sole shareholder of LBS. The purchase price is for $250,000 cash, LEEP common shares and preferred shares convertible into LEEP's common stock. The purchase price will be offset by any amount owed by LBS to the Company as of July 31, 1998. Additionally, the Management has agreed to increase the purchase price by $9,500 per month for each month that the Company does not exercise its option to purchase LBS. On October 31, 1999 the Company had not elected to exercise its option to purchase LBS.

In August, LEEP arranged for a Bradbury Rollforming Machine costing $872,000 to be manufactured, which is expected to be delivered to LEEP by December 31, 1999. LEEP has received a lease commitment from Wells Fargo Equipment Finance, Inc. for a net lease in the amount of $872,000 over 60 months with monthly payments of $18,271.88 to pay for the machine, said payments to commence after delivery of the machine. Grant Record and an outside investor have provided a limited guarantee with recourse and the manufacturer has provided a remarketing agreement.

LEEP entered into an agreement with the outside investor providing the guarantee which requires LEEP to escrow 1,000,000 shares of 144 restricted common stock in the guarantor's name to be issued to the guarantor in the event of default by LEEP that results in the guarantor being required to make payments. As a part of this agreement LEEP was also required to grant the guarantor options to purchase 500,000 shares of 144 restricted common stock at $0.15 per share. The guarantor has since exercised the option to purchase the 500,000 shares of 144 restricted common stock.

Note 7:  SUBSEQUENT EVENTS

To date 675,000 shares of Rule 144 restricted common stock has been issued for services and cash since October 31, 1999, at $0.16 per share.

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

- There are several other companies with substantial capacity to build a structural steel skin polyurethane panel which could represent competition to LEEP STRUCTURAL CORE construction in certain types of buildings;

- The ability of LEEP to successfully bring the products from their development stage into full and profitable production;

-    In recent months LEEP's stock price has shown increasing volatility;

- LEEP's ability to raise sufficient debt and/or equity capital to perfect its business plans;

- The occurrences of incidents which could subject LEEP to liability or fines;

- LEEP's ability to obtain the sales orders necessary to support the volume of production required to sustain successful operations.

The operations of Leading-Edge Earth Products, Inc. ("LEEP"), from inception until late 1997, were focused on research and development (R&D), after which the corporate emphasis became manufacturing, marketing and sales. LEEP conducted R&D activities, directly, from 1992 to 1996. R&D was done and paid for by an affiliate, Agile Building Technology, Inc. ("Agile"), from January to October 1996. In November 1996, management and shareholder-sponsored R&D activities were undertaken in Pennsylvania, on behalf of LEEP, by LEEP Building Systems, Inc. ("LBS"), assisted by LEEP's CEO, Grant Record. Between November 1996 and early 1998, a proprietary structural panel and building system was completed, is being tested (see 8-KSB report filed December 10, 1998), and a patent application additional to LEEP's earlier claims, was filed with the U.S. Patent and Trademark Office. Two additional patent applications were filed during the quarter ended July 31, 1999. One additional U.S. patent was granted during the quarter. The product is known as "LEEP STRUCTURAL CORE(TM)" ("LEEP CORE"). The management/investor group that sponsored LEEP's 1996/1997 R&D also developed a pilot manufacturing facility in Pennsylvania to produce LEEP CORE. pilot production began in early 1998. Significant purchase of equipment and manufacturing facilities by LEEP and its affiliates is planned during 1999, as well as the addition of personnel to expand the pilot manufacturing facility's capacity and support the planning and launch of large-scale manufacturing operations for LEEP CORE. The LBS plant in Pennsylvania currently has the capacity to produce sufficient panels to build one commercial building every ten days, in the lower-tier size range of LEEP's 1,000 to 15,000 sq.ft. target market. LEEP has recently learned that LBS will be unable to extend its property lease in Pennsylvania. LBS is in negotiations with a new landlord but as of this report final arrangements have not been made for new space. Equipment valued at $872,000 that will help to increase production in the LBS Pennsylvania plant to three such buildings a week has been ordered and is expected to be delivered by the end of the year (see
Note 7 of the Notes to Financial Statements). An additional $257,000 worth of ancillary production equipment is required to round out the Pennsylvania production facility expansion and to profitably use the new equipment on order. LEEP is negotiating to add this equipment via an equipment lease. LEEP continues to loan operating capital to LBS in anticipation of LEEP exercising its options to purchase LBS upon completing a long term financing package (see Note 6 of the Notes to Financial Statements).

LEEP's primary fiscal year 2000 focus is to finance the manufacturing, marketing and selling of LEEP CORE. The long-term strategy of LEEP is to form, finance, control, and manage regional manufacturing plants worldwide.

The Company is engaged in discussions with funding sources for up to $23.6 million, to: (1) purchase LBS and for expansion of pilot production operations in Pennsylvania to produce sufficient LEEP CORE product to construct three medium size commercial buildings per week, and (2) construct LEEP's first full-scale, continuous, automated, manufacturing plant with a daily production capacity of 150,000 sq.ft. of LEEP CORE; and (3) have sufficient working capital to establish profitable operations.

LEEP has retained the Pinnacle Consulting Group, Snohomish, WA to assist with completing and implementing the design of the full-scale production facility. Pinnacle's work will result in a set of drawings, specifications, and equipment vendor lists. LEEP will be able to use Pinnacle's documentation package, permanently, to duplicate the full-scale production facility.

In October 1998, LEEP CORE was tested at the Structural Research Laboratory of the University of Washington's Department of Civil Engineering. The University report indicates that LEEP's 4" thick by 12' high by 4' wide wall system is five times stronger than required to support the roof load of typical designs of American commercial buildings. The tests certify, respectively, point-load--9,000 lbs.; distributed wall-load--14,000 lbs.; and point-load internally reinforced--30,000 lbs. (See 8-KSB report filed December 10, 1998.) Testing to determine the product's capability to withstand wind and floor loads has been performed informally by LEEP. More advanced tests are currently in process at the University of Washington to certify all remaining force resistance characteristics of the LEEP CORE product. Formally certified results of a six-month long wind-load testing program are expected by December 31, 1999.

LEEP management has been in contact with several developers and agents in the Middle East and Southeast Asia. These contacts have widened the market scope of LEEP to include large volume projects that, potentially, match LEEP's expected large volume production plans and corresponding production technology. Planning for these large volume markets anticipates less order-to-order variation with corresponding savings in sales fulfillment costs. During the quarter ending July 31, 1999, the Company gained new exposure to desirable domestic building construction opportunities. The foreign opportunities remain; however, the Company is now heavily engaged in addressing several high-visibility projects aimed at exposing the Company's advanced technical and building construction attributes in the U.S. markets. On December 8, 1999, the Company announced contracting with Larry R. Cook and Associates, Houston, Texas, to represent LEEP and set up dealerships for sale of the Company's product in 13 southern states.

LIQUIDITY AND CAPITAL RESOURCES: In recent years LEEP has been almost entirely dependent on its CEO, Grant Record, arranging credit facilities, making personal loans, procuring loans from other stockholders, and selling stock to investors in order to meet the immediate cash needs of LEEP. LEEP has no revenue from operations and does not have assets that can be liquidated to cover cash requirements. Cash needs will increase in January or February by $18,272 per month when manufacturing equipment on order is delivered to the LBS plant in Pennsylvania. LEEP is in negotiations to obtain additional equipment for the Pennsylvania plant that could result in additional lese payments of up to $5,000 per month. LEEP does not expect long term financing or sales sufficient to cover these costs to be in place prior to commencement of these increased costs. LEEP will have to fund these expenses in the interim with short- term loans, the sale of common stock, or by calling on the investor agreement described in Note 6 of the Notes to Financial statements. Management, however, believes that LEEP is in the best position of its life to raise the required capital to meet its published objectives. This owes to the fact that LEEP's R&D was completed and LEEP's product moved through its final developmental phase into production. LEEP's business plan indicates that the estimated $23.6 million to be raised will allow LEEP to achieve significant levels of production and sales in the year 2000. The $23.6 million budget is allocated as follows: $2.3 million for manufacturing buildings, $16.3 million for manufacturing equipment, and $5.0 million for operating capital. The Rollforming Machine, costing $872,000, to be installed in the LBS Pennsylvania plant, will be financed with a net lease agreement described in Note 7 of the Notes to Financial Statements.

In the year ending April 30, 1996, LEEP raised $23,541 from the sale of stock, $202,700 in loans from stockholders, and exchanged $496,011 worth of LEEP obligations for stock. In the year ended April 30, 1997, LEEP raised $25,000 from the exercise of stock options, borrowed $115,452 with demand notes, and issued stock in exchange for $514,627 in LEEP obligations. In the fiscal year ended April 30, 1998, LEEP raised $20,000 from the sale of stock, borrowed $51,562 from stockholders and $386,500 from a credit facility, and issued stock for $605,132 worth of LEEP obligations. In the fiscal year ended April 30, 1999, LEEP received $46,816 from a credit facility, sold stock for $170,000 in cash and payables, and increased notes payable by $98,020. As of October 31, 1999, LEEP has used $44,635 of a $50,000 credit facility. Since the end of the last fiscal year, LEEP has issued stock in exchange for $342,317 of its obligations, received $186,233 in additional loans from stockholders (present and former officers of the Company have forgiven the Company $616,854 in accrued contract salaries payable and loans from shareholders; see Note 2 to the Financial Statements), and received $75,000 from the exercise of options to buy stock. A promissory note that came due for $73,020 has been extended to January 1, 2000.

LEEP will need to continue with borrowings and selling stock in order to continue funding its corporate overhead, until the level of cashflow generated from operations allows self-sustained operations.

RESULTS OF OPERATIONS: No cash was received as revenue for the quarter ended October 31, 1999. At the present time LEEP is not booking sales or receiving license or consulting revenue. Interest due from LBS is being accounted for as a Long-Lived Asset and LEEP continues to accrue interest earned from Agile to a reserve account. There were no unusual expenses associated with operations in the quarter ended October 31, 1999.

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

ITEM 5. OTHER INFORMATION

On October 29, 1999 the Company announced the appointment of Kenneth A. Rogstad as President. Grant Record, founder and CEO, assumed the newly created position of Vice President of Corporate Development.

On November 13, 1999, the Board of Directors elected Dennis Schrage, President of Brown MC, Chicago, IL to the Board. Mr. Schrage brings a strong following of contacts potentially of interest to the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No 8-K reports have been filed during the current fiscal year that began May 1, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Leading-Edge Earth Products, Inc.
(Registrant)


Date: December 15, 1999                 By:  Grant C. Record
                                             CEO and Secretary