Form 10QSB
period 2000-01-31
LEADING EDGE EARTH PRODUCTS INC
filed 2000-03-15
CIK 911212

                                   FORM 10-QSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2000
                                               -----------------

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

           For the transition period from            to
                                         ------------  ------------

                        Commission file number 93-67656-S
                                              -----------

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        ---------------------------------
           (Name of small business issuer as specified in its charter)

                   Oregon                                    93-1002429
  ---------------------------------------            -----------------------
  (State of incorporation or organization)           (I.R.S. Employer ID No.)

                    319 Nickerson St. #186, Seattle, WA 98109
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  800-788-3599
                         -------------------------------
                            Issuer's telephone number

     ----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,204,611 shares as of March 3, 2000.

        Transitional Small Business Disclosure Format (check one):  Yes   [ ]
No   [X]

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

                                  Balance Sheet
                                   "Unaudited"



                                                                      31-Jan-00
ASSETS
Current assets:
           Cash                                                      $    28,108
           Receivables, net of reserve                                         0
           Prepaid expenses and deposits                                  30,783
                                                                     -----------
                     Total current assets                                 58,891
                                                                     -----------

Long-lived Assets
           Land and improvements                                         191,132
           Investment in affiliate                                       706,553
                                                                     -----------
                     Total long-lived assets                             897,685
                                                                     -----------
                     Total assets                                        956,576
                                                                     ===========





LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
           Credit line                                                    22,893
           Accounts payable                                              127,506
           Accrued contract salary payable                               135,915
           Accrued royalties and interest payable                        104,794
           Loans from shareholder                                         74,693
           Notes payable                                                 100,633
                                                                     -----------
                     Total current liabilities                           566,434
                                                                     -----------

Shareholders' equity (deficit):
           Common stock, no par value
           100 million shares authorized, 33,120,920 issued            6,966,190
           Note receivable from shareholders                            (355,000)
           Deficit accumulated during development stage               (6,221,048)
                                                                     -----------
                     Total shareholders' equity                          390,142
                                                                     -----------

                                                                     -----------
                     Total liabilities and shareholders' equity      $   956,576
                                                                     ===========


The accompanying notes are an integral part of these financial statements

                        LEADING-EDGE EARTH PRODUCTS, INC.

  Statement of Operations for Three and nine months ended January 31, 2000 and
             January 31, 1999 and the period from December 23, 1991
                      (inception) through January 31, 2000
--------------------------------------------------------------------------------
                                   "Unaudited"


                                                                                                                Period from
                                                                                                               Dec. 23, 1991
                                                        Three months ended             Nine months ended      inception through
                                                      31-Jan-00      31-Jan-99      31-Jan-00       31-Jan-99      31-Jan-00
-------------------------------------------------------------------------------------------------------------------------------
INCOME:
  License and consulting revenues                  $          -   $          -    $         -                   $    497,000
  Interest                                               15,712         18,021         61,176          46,662        212,530
  Other                                                       -             44            784           6,035         25,974
                                                   ------------   ------------   ------------    ------------   ------------
                     TOTAL INCOME                        15,712         18,065         61,960          52,697        735,504

RESEARCH AND DEVELOPMENT EXPENSES:                       23,083         11,046         43,209          16,097      1,023,446

GENERAL AND ADMINISTRATIVE EXPENSES:
  Contract salaries and incentives                       28,697         15,000         68,226          47,890      1,608,699
  Travel and entertainment                               10,810          6,998         19,491          25,963        257,279
  Legal and professional                                 22,485         40,910         94,228         111,940      1,616,686
  Promotion & corp. development                          22,082         15,450         58,686          46,375        660,622
  Other general and administrative costs                  9,925         10,216         26,159          35,732        528,246
  Manufacturing & equipment lease                        23,356              -         35,798               -         35,798
                                                   ------------   ------------   ------------    ------------   ------------

     TOTAL GENERAL AND ADMINISTRATIVE                   117,355         88,574        302,588         267,900      4,707,330

INTEREST AND OTHER EXPENSE
  Interest                                                6,918          7,629         26,031          25,053        301,093
  Adjustment for unpaid revenues from affiliate          22,767         13,638         51,407          38,542        371,683
  Royalties and royalty buyout expense                        -         28,500              -          28,500        553,000
                                                   ------------   ------------   ------------    ------------   ------------
     TOTAL INTEREST AND OTHER EXPENSE                    29,685         49,767         77,438          92,095      1,225,776

                                                   ------------   ------------   ------------    ------------   ------------
                     TOTAL EXPENSES                     170,123        149,387        423,235         376,092      6,956,552

                                                   ------------   ------------   ------------    ------------   ------------
                           NET LOSS                $   (154,411)  $   (131,322)  $   (361,275)   $   (323,395)  $ (6,221,048)

Loss per common share                                     (0.00)         (0.00)         (0.01)          (0.01)         (0.32)

Weighted average shares outstanding                  31,193,848     29,434,747     31,193,848      29,434,747     19,357,894
                                                   ============   ============   ============    ============   ============


The accompanying notes are an integral part of these financial statements

                        LEADING-EDGE EARTH PRODUCTS, INC.

   Statement of Cash Fows for Three and Nine months ended January 31, 2000 and
             January 31, 2000 and the period from December 23, 1991
                      (inception) through January 31, 2000
-------------------------------------------------------------------------------
                                   "Unaudited"


                                                                                                                 Period from
                                                                                                                Dec. 23, 1991
                                                         Three months ended            Nine months ended       inception through
                                                      31-Jan-00     31-Jan-99      31-Jan-00      31-Jan-99       31-Jan-00
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                       $  (154,411)   $  (131,322)   $  (361,275)   $  (323,395)   $(6,221,048)

ADJUSTMENTS TO RECONCILE NET LOSS TO CASH
FLOWS USED IN OPERATING ACTIVITIES:
     Noncash compensation expenses related to
        nonqualified stock options and grants                           13,500        151,680         62,889      2,957,472
     Depreciation and amortization                                                                                   16,185
     Write-off of long-term assets                                                                                  170,903
     Accrued interest and royalty obligation                                                                        200,000
     Settlement of lawsuit                                                                            20,451         25,451

CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Receivables                                          7,083         (4,380)         7,083         (3,770)       (17,656)
     Inventory                                                                                        30,724        (30,724)
     Prepaid expenses and deposits                        8,126                         9,668          4,834        (14,281)
     Accounts payable                                      (914)        91,048        (39,172)       166,695        530,754
     Accrued salary obligations                          18,000         15,000         21,000         45,000        475,967
     Accrued interest payable                             4,255          7,269         14,315         (6,765)       306,829
                                                    -----------    -----------    -----------    -----------    -----------
               Total adjustments to Operating Loss       36,550        122,437        164,574        320,058      4,620,900
CASH USED IN OPERATING ACTIVITIES                      (117,861)        (8,885)      (196,701)        (3,337)    (1,600,148)

INVESTING ACTIVITIES:
     Investment in affiliate                           (177,858)       (55,999)      (384,542)      (110,535)      (603,616)
     Equipment purchases, disposals                                   (107,191)       (63,556)      (127,476)      (295,640)
     Purchase intangible                                                                                            (26,822)
     Pmts on notes receivable fm stockholders                                                                         6,500
                                                    -----------    -----------    -----------    -----------    -----------
CASH USED BY INVESTING ACTIVITIES                      (177,858)      (163,190)      (448,098)      (238,011)      (919,578)

FINANCING ACTIVITIES:
     Increase in line of credit                         (21,742)                      (23,923)                       22,893
     Sale of common stock                               362,456         50,000        593,093        120,000      1,153,093
     Exercise of stock options                                                         75,000                       142,537
     Exercise of Class A warrants                                                                                     3,300
     Contributed capital                                                                                            100,910
     Proceeds from notes payable                                       109,495         27,613        109,495        759,263
     Proceeds from loans from stockholders              (20,000)        10,000        146,233         10,000        842,950
     Payments on notes payable                                                                                     (254,379)
     Payments on loans from stockholders                                             (146,233)                     (222,733)
                                                    -----------    -----------    -----------    -----------    -----------
CASH PROVIDED BY FINANCING                              320,714        169,495        671,783        239,495      2,547,834

     Net change in cash                                  24,995         (2,580)        26,984         (1,853)        28,108
     Cash at beginning of period                          3,113          3,284          1,124          2,557              -
                                                    -----------    -----------    -----------    -----------    -----------
     Cash at end of period                          $    28,108    $       704    $    28,108    $       704    $    28,108
                                                    ===========    ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements

                       LEADING-EDGE EARTH PRODUCTS, INC.
                        (A Development Stage Enterprise)

January 31, 2000

                          NOTES TO FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND POOLING INTERESTS Leading-Edge Earth Products, Inc. (an Oregon corporation; "LEEP(R)") believes its products have applications for single-family, multifamily residential, and low-rise commercial construction. Significant revenues have not yet been generated from research and development activities or planned operations. The Company's business activities have been financed primarily through the issuance of equity securities, outside loans, and loans from shareholders.

LEEP was incorporated on December 23, 1991. On December 29, 1992, Leading-Edge Earth Products, Inc., merged with an inactive public company, Crystal Asset Management, Inc., which was incorporated in Oregon in 1968. This business combination was accounted for as a pooling of interest. The newly combined company was named Leading-Edge Earth Products, Inc. The stock began to trade publicly in March 1993 under the trading symbol "LEEP."

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

RECEIVABLES As a result of an agreement with Agile Building Technology, Inc. ("Agile") and others in fiscal 1997, the Company does not expect to collect license and consulting revenues and interest due from Agile until after Agile is in production and is in a position to make payments on amounts owning to the Company. Consequently the Company adjusted revenues and established a reserve totaling $371,683 for amounts due from Agile at January 31, 2000.

INVESTMENT IN AFFILIATE Cash and other resources advanced to LEEP Building Systems, Inc. ("LBS"), are accounted for at cost and include accrued interest. The recoverability of this asset depends on the successful marketing of the Company's products. Because of the nature of the relationship with LBS, this investment is treated as a Long-Lived Asset. See discussion under Related Party Transactions below.

PROPERTY AND EQUIPMENT Property and equipment consists of land purchased in Idaho and costs associated with the development of a new plant.

NET LOSS PER COMMON SHARE Net Loss per common share is computed based on the weighted average number of common shares and common share equivalents outstanding. There was no difference between basic and fully diluted earnings for the period presented.

Note 2: RELATED PARTY TRANSACTIONS

ARCHITECTURAL SERVICES AGREEMENT LEEP has entered into an agreement with the owner of DB Associates, a stockholder and member of the Board of Directors, to provide architectural and sales services. In addition to normal hourly rates for architectural services, DB Associates will be paid for sales and marketing efforts at the rate of $1.00 per panel for each panel sold to persons or companies to which DB Associates specifies LEEP panels and causes such to be ordered.

Alternatively, DB Associates will receive $0.25 per panel for providing architectural review for compliance with the Company's standards on projects with which DB Associates is not directly involved as architect.

INVESTMENT IN AFFILIATE Since July 31, 1998, the Company began advancing cash and assets to LBS. The cash and other resources advanced by the Company under this arrangement have been accounted for as "Investment in Affiliate." The investment in LBS continues to increase and the relationship with LBS has evolved. As a result, the investment is now considered a "long lived" asset.

LEEP continues to loan operating capital to LBS in anticipation of LEEP's purchase of the LBS assets. While negotiations are not yet final, any contingent losses relating to the Company's investment in LBS may result in a sizable one-time non-cash charge to the Company's fourth quarter operating statement. While the events are uncertain, management estimates that the one-time charge could fall within the range of $200,000 to $700,000.

LOANS FROM STOCKHOLDERS On January 31, 2000, the Company owed $74,693, in unsecured, demand notes payable to stockholders with interest accruing at 8% or 10% per annum. Also, as of January 31, 2000, about $89,829 in accrued interest was owed to officers and directors of the Company.

LINE OF CREDIT On January 31, 2000, the unused portion of LEEP's $50,000 line of credit was $27,107, and on February 4, 2000 the credit line was paid down leaving the unused portion at $49,500. The Company's CEO personally guarantees this line of credit.

CONTRIBUTED CAPITAL Certain present and past officers of LEEP agreed to write down $616,854 in Accrued Contract Salary Payable and Loans from Shareholders in the second quarter. These transactions involved no cash or stock transfers. These reductions in current liabilities were accounted for by increasing the value of Common Stock in Shareholders' Equity.

Note 3: PREFERRED AND COMMON STOCK

PREFERRED The Articles of Incorporation authorize issuance of up to 100,000,000 shares of common stock and up to 10,000,000 shares of preferred stock. No preferred shares have been issued. The Board of Directors has the authority, without further stockholder action, to determine the preferences, limitations, and relative rights of the preferred stock, subject to the requirements of the Oregon Business Corporation Act.

COMMON STOCK Only a portion of the Company's common stock outstanding at January 31, 2000, is freely tradable. The freely tradable shares include the 1,193,683 shares originally held by certain founding stockholders, 995,000 shares registered on March 4, 1994, and subsequently sold, and those shares issued after December 29, 1992, where the holding period and trading volume restrictions are satisfied. The unregistered shares issued pursuant to the agreement of merger dated December 29, 1992, and any shares issued subsequent thereto, are "restricted securities" under the Securities Act of 1933 and, therefore, are subject to limitations on transferability.

All warrants to purchase shares of common stock have been called or have expired.

Note 4: INCOME TAXES

Deferred tax assets primarily consist of net operating loss carry-forwards as the Company has not generated taxable income since inception. There are no significant deferred tax liabilities. As management of the Company cannot determine that it is more likely than not that the Company will receive benefit from these assets, a valuation allowance has been established to reduce the deferred tax assets to zero at April 30, 1999. Differences between the cumulative net loss for financial reporting purposes and that available for income tax purposes arise primarily as a result of nondeductible expenditures paid by the issuance of securities and capitalized start-up costs.

At April 30, 1999, the Company had net operating loss carry-forwards available to reduce taxable income in future years of approximately $4,513,000, which begins to expire in 2009.

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

Note 6: COMMITMENTS AND CONTINGENCIES

LEEP has arranged for manufacturing equipment costing up to $1,132,000 to be manufactured, which is expected to be delivered to LEEP by the Company's fiscal year end. LEEP has received lease commitments from finance companies for leases in the amount of $1,132,000 over 60 months with monthly payments of approximately $23,000 to pay for the machines, said payments to commence after delivery of the machines. Grant Record and a company director have provided a limited guarantee with recourse, and one of the manufacturers has provided a remarketing agreement for $872,000.

LEEP entered into agreements with a company director who provided the financial guarantees requiring LEEP to escrow 2,000,000 shares of Rule 144 restricted common stock in the director's name to be issued to the director in the event of default by LEEP that results in the director being required to make payments. As a part of this agreement LEEP was also required to grant the director options to purchase 1,300,000 shares of Rule 144 restricted common stock at $0.15 and $0.20 per share.

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

- There are other companies with substantial capacity to build a structural steel skin polyurethane panel which could represent competition to LEEP STRUCTURAL CORE construction in certain types of buildings;

- The ability of LEEP to successfully bring the products from their development stage into full and profitable production;

-   In recent months LEEP's stock price has shown increasing volatility;

- LEEP's ability to raise sufficient debt and/or equity capital to perfect its business plans;

-   The occurrences of incidents which could subject LEEP to liability or fines;

- LEEP's ability to obtain the sales orders necessary to support the volume of production required sustaining successful operations.

The operations of Leading-Edge Earth Products, Inc., from inception until late 1997, were focused on research and development (R&D), after which the corporate emphasis became manufacturing, marketing and sales. In November 1996, management and shareholder-sponsored R&D activities were undertaken in Pennsylvania, on behalf of LEEP, by LEEP Building Systems, Inc., assisted by LEEP's CEO, Grant Record. Between November 1996 and early 1998, a structural, steel skin, foam-filled panel and building system, was developed, completed, and tested (see 8-KSB report filed December 10, 1998), and a patent application additional to LEEP's earlier claims, was filed with the U.S. Patent and Trademark Office. Two additional patent applications were filed during the quarter ended July 31, 1999. The product is known as "LEEP STRUCTURAL CORE(TM)" ("LEEP CORE"). The management/investor group that sponsored LEEP's 1996/1997 R&D also provided initial funding for LEEP Building Systems, a pilot manufacturing facility in Pennsylvania to produce LEEP CORE. Production began in early 1998. This plant in Pennsylvania currently has the capacity to produce sufficient panels to build one commercial building every ten days, in the lower-tier size range of LEEP's 1,000 to 15,000 square foot target market. Equipment valued at over one million dollars that will help to increase production in the Pennsylvania plant to three buildings a week has been ordered and is expected to be delivered by the end of LEEP's fiscal year. LBS and LEEP have rented a new facility to accommodate expanded operations since LEEP will be unable to use the building currently used by LBS. LEEP is in negotiations to purchase the assets of LBS using newly issued common stock and the Company's Investment in Affiliate, with the intent of retaining LBS personnel. LEEP continues to loan operating capital to LBS in anticipation of LEEP's purchase of the LBS assets. While negotiations are not yet final, any contingent losses relating to the Company's investment in LBS assets may result in a sizable one-time non-cash expense charge to the Company's fourth quarter operating statement. While the events are uncertain, management estimates that the one-time charge could fall within the range of $200,000 to $700,000.

LEEP's primary fiscal year 2000 focus is to finance the manufacturing, marketing and selling of LEEP CORE. The long-term strategy of LEEP is to form, finance, control, and manage regional manufacturing plants worldwide.

The Company is engaged in discussions with funding sources for up to $23.6 million, to: (1) expand production operations in Pennsylvania to produce sufficient LEEP CORE product to construct three medium size commercial buildings per week, (2) construct LEEP's first full-scale, continuous, automated, manufacturing plant with a daily production capacity of 150,000 square feet of LEEP CORE; and (3) have sufficient working capital to establish profitable operations.

LEEP has retained the Pinnacle Consulting Group, Snohomish, WA to assist with completing and implementing the design of the full-scale production facility. Pinnacle's work will result in a set of drawings, specifications, and equipment vendor lists. LEEP will be able to use Pinnacle's documentation package, permanently, to duplicate the full-scale production facility.

In October 1998, LEEP CORE was tested at the Structural Research Laboratory of the University of Washington's Department of Civil Engineering. The University report indicates that LEEP's 4" thick by 12' high by 4' wide wall system is five times stronger than required to support the roof load of typical designs of American commercial buildings. The tests certify, respectively, point-load--9,000 lbs.; distributed wall-load--14,000 lbs.; and point-load internally reinforced--30,000 lbs. (See 8-KSB report filed December 10, 1998.) More advanced tests are currently in process at the University of Washington to certify all remaining force resistance characteristics of the LEEP CORE product.

During the quarter ending July 31, 1999, the Company gained new exposure to desirable domestic building construction opportunities. LEEP is now heavily engaged in addressing several projects aimed at exposing the Company's advanced technical and building construction attributes in the U.S. markets. On December 8, 1999, the Company announced contracting with Larry R. Cook and Associates, Houston, Texas, to represent LEEP and set up dealerships to market the Company's product in 13 southern states. This resulted in LEEP's first order, a $100,000 contract to provide building panels for an 8,000 square-foot, pre-engineered, two-story office building in Texas, that was announced in February, 2000.

LIQUIDITY AND CAPITAL RESOURCES: In recent years LEEP has been almost entirely dependent on its CEO, Grant Record, arranging credit facilities, making personal loans, procuring loans from other stockholders, and selling stock to investors in order to meet the immediate cash needs of LEEP. LEEP has little revenue from operations and does not have assets that can be liquidated to cover cash requirements. LEEP anticipates using newly issued common stock, and the Investment in Affiliate (as shown on the balance sheet), to purchase LBS assets. Upon completion of the contemplated asset purchase now in final negotiations, and LEEP obtaining full responsibility for manufacturing, LEEP's fixed costs will increase by approximately $55,000 per month. LEEP does not expect long term financing or sales sufficient to cover these costs to be in place prior to commencement of these increased costs. LEEP will have to fund these expenses in the interim with short-term loans, the sale of common stock, or by calling on the investor agreement described in the Notes to Financial Statements. Management, however, believes that LEEP is in the best position of its life to raise the required capital to meet its published objectives. LEEP's business plan indicates that the estimated $23.6 million to be raised will allow LEEP to achieve significant levels of production and sales in the coming years. The $23.6 million budget is allocated as follows: $2.3 million for manufacturing buildings, $16.3 million for manufacturing equipment, and $5.0 million for operating capital. The new equipment to be installed in the Pennsylvania plant, will be financed with lease agreements described in the Notes to Financial Statements.

In the year ending April 30, 1996, LEEP raised $23,541 from the sale of stock, $202,700 in loans from stockholders, and exchanged $496,011 worth of LEEP obligations for stock. In the year ended April 30, 1997, LEEP raised $25,000 from the exercise of stock options, borrowed $115,452 with demand notes, and issued stock in exchange for $514,627 in LEEP obligations. In the fiscal year ended April 30, 1998, LEEP raised $20,000 from the sale of stock, borrowed $51,562 from stockholders and $386,500 from a credit facility, and issued stock for $605,132 worth of LEEP obligations. In the fiscal year ended April 30, 1999, LEEP received $46,816 from a credit facility, sold stock for $170,000 in cash and payables, and increased notes payable by $98,020. As of now LEEP has virtually paid off its $50,000 credit facility. This year through January 31, 2000, LEEP has increased common stock in exchange for $593,093 of its obligations and cash, reduced loans from stockholders by $291,427, and received $75,000 from the exercise of options to buy stock.

LEEP will need to continue with borrowings and selling stock in order to continue funding its corporate overhead, until the level of cash flow generated from operations allows self-sustained operations.

RESULTS OF OPERATIONS: No cash was received as revenue for the quarter ended January 31, 2000. Since January 31, 2000 LEEP secured its first sale of $100,000, but is not receiving license or consulting revenue. Interest due from LBS has been accounted for as a Long-Lived Asset and LEEP continues to accrue interest earned from Agile to a reserve account. There were no unusual expenses associated with operations in the quarter ended January 31, 2000.

For further analysis, see LEEP's Statement of Cash Flows.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

LEEP is not engaged in any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

There have been no changes in instruments defining the rights of holders of any class of securities.

On November 1, 1999, 149,205 shares of Rule 144 restricted common stock were issued as part of a private offering; 17,600 of which were issued to a Company director for services rendered and the rest were issued to vendors for services rendered for a total value of $29,841.

On November 6, 1999, options to purchase 25,000 shares of Rule 144 restricted common stock at $0.22 per share for three years were granted to a current stockholder for loaning money to the Company.

On November 12, 1999, 93,750 shares of Rule 144 restricted common stock were issued to a current stockholder for $15,000 cash.

On November 17, 1999, 62,500 shares of Rule 144 restricted common stock were issued to a qualified investor in a private offering for $10,000 cash.

On November 19, 1999, 518,750 shares of Rule 144 restricted common stock were issued to qualified investors in a private offering and current stockholders, including 125,000 to a Company director. The stock was issued for cash in the amount of $83,000.

On December 7, 1999, 230,570 shares of Rule 144 restricted common stock were issued to LBS vendors. The Company recorded the transactions as an Investment in Affiliate in the amount of $46,114.

On December 7, 1999, options to purchase 200,000 shares of Rule 144 restricted common stock at $0.30 per share for three years were granted to Company directors in exchange for otherwise uncompensated service to the Company.

On December 20, 1999, a three-year option to purchase 500,000 shares of Rule 144 restricted common stock for $0.20 per share was granted to a Company director in exchange for a guarantee of a $212,000 contingent liability.

On December 23, 1999, 275,000 shares of Rule 144 restricted common stock were issued to a current stockholder for $60,000 cash.

On January 4, 2000, options to purchase 300,000 shares of Rule 144 restricted common stock at $0.20 per share for three years were issued to a Company director in exchange for providing a guarantee on an equipment lease.

On January 15, 2000, 300,000 shares of Rule 144 restricted common stock were issued to a qualified investor in a private offering for $60,000 cash.

On January 21, 2000, 192,500 shares of Rule 144 restricted common stock were issued for $38,500 in cash to the following classes: 25,000 shares to a current stockholder, 125,000 shares to a Company director, and 42,500 shares to a qualified investor in a private placement offering.

On January 31, 2000, 100,000 shares of Rule 144 restricted common stock were issued to a vendor for services rendered and to be rendered over the next year valued at $20,000.

On February 1, 2000, 250,000 shares of Rule 144 restricted common stock were issued to a current stockholder for $50,000 cash.

On February 2, 2000, 125,000 shares of Rule 144 restricted common stock were issued to a qualified investor in a private offering for $25,000 in cash, and 75,000 shares of Rule 144 restricted common stock were issued to a current stockholder for $15,000 in cash.

On February 10, 2000, 125,000 shares of Rule 144 restricted common stock were issued to a current stockholder for $25,000 cash.

On February 11, 2000, 30,000 shares of Rule 144 restricted common stock were issued to a Company director for $6,000 cash.

On February 18, 2000, 3,634 shares of Rule 144 restricted common stock were issued to a current stockholder in exchange for $726.80 in services rendered.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27.1 Financial Data Schedule.

No 8-K reports have been filed during the current fiscal year that began May 1, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Leading-Edge Earth Products, Inc.

(Registrant)

                                                              /s/ Grant Record
                                                              -----------------
Date: March 13, 2000                                          Grant Record
                                                              CEO and Secretary

                                 EXHIBIT INDEX

       Exhibit
       Number           Document  Description
       -------          -----------------------

        27.1            Financial Data Schedule
