Form 10KSB
period 2000-04-30
LEADING EDGE EARTH PRODUCTS INC
filed 2000-08-14
CIK 911212

Form 10-KSB

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended April 30, 2000

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from___________ to ____________

Commission file number 93-67656-S

Leading-Edge Earth Products, Inc.
(Name of small business issuer in its charter)

Oregon (State of incorporation or organization)	93-1002429 (I.R.S. Employer ID No.)

319 Nickerson St. #186, Seattle, WA (Address of principal executive offices)	98109 (Zip Code)

Issuer’s telephone number 800-788-3599

Securities registered under Section 12 (b) of the Exchange Act:

Title of each Class	Name of each exchange on which registered

none	none

Securities registered under Section 12 (g) of the Exchange Act:
none
(Title of class)

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 9d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [  ] No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

State issuer’s revenues for its most recent fiscal year: $101,884

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of August 4, 2000: $11,014,466

State number of shares outstanding of the Registrants common stock as of August 4, 2000: 39,724,254

LEADING-EDGE EARTH PRODUCTS, INC.

PART 1

ITEM 1. DESCRIPTION OF BUSINESS.

INTRODUCTION AND OVERVIEW: Leading-Edge Earth Products, Inc. (“LEEP”), an Oregon Company, headquartered in Seattle, WA. The objectives of LEEP are to develop, manufacture, market and profit from the sale of its structural, lightweight, insulated composite component LEEP STRUCTURAL CORE® (“LEEPCORE”) to support construction of the LEEPCORE Frameless Buildings System (“LEEPCORE System”). The LEEPCORE System is a 3-way structural, pre-engineered system used for constructing buildings, which is produced by joining multiple units of the Company’s proprietary LEEPCORE (2’ x (up to) 12’ x 4”) component together to form structural walls, roofs and floors for residential and non-residential building construction. LEEP’s product is designed to substitute for traditional materials and building systems. LEEP believes its products will have major worldwide appeal for construction of buildings, including: highly insulated, stand-alone offices, restaurants, retail stores, shops; housing in Emerging Nations; modular, portable, “knock-down"/reassemble structures.

LEEPCORE was designed as an alternative material to substitute for structural wood, steel and concrete in a variety of applications. The Civil Engineering Department, structural Laboratory, at the University of Washington, supports the Company’s product testing, certifications and some technical publications.

ASSET PURCHASE: The Company purchased all of the assets of LEEP Building Systems, Inc., in April 2000, and took full financial and technical responsibility for manufacturing its LEEPCORE products. The manufacturing technology is proven and the Company has a modern production facility in operation in Montoursville, PA.

Pennsylvania containment press operation

PHASE ONE MARKETING: The Company built its first commercial building in Twin Falls, ID to demonstrate the feasibility of obtaining building permits and to demonstrate freestanding wall technology, thermal insulation, and long-span roof technology. A 2-story office building was then designed and constructed in Houston, TX that demonstrates 2-story construction, insulated walls, and a commercial floor system supporting greater than 200 pounds/sq.ft. loads when set on 6’ centers. Both buildings support the Company’s industry introduction of its high-efficiency and fast-construction technology.

The Company constructed the weather shell of this 32’ x 36’ x 12’ Twin Falls, ID building in just four days. It can be used as an office/shop, auto wash, lube, tune-up or other service application.

New two-story 8,000 sq.ft. office building constructed by the Company in Houston, TX accommodates an elevator shaft, meets commercial floor load requirements, achieves one-hour fire rating.

PRODUCT DEVELOPMENT CRITERIA: Wood, metal, and concrete products are the predominant structural materials used in the building construction industry. LEEP believes that substitutes for traditional wood structural elements will be used for the future generations of building components because of the dwindling supply of timber occasioned by regulatory and environmental considerations. LEEP believes that the market will demand that future building materials be lightweight, fire and water-resistant, sound abating, rot-resistant, and offer seismic force and wind-resistant properties. LEEP believes that many future requirements cannot be readily met with current metal, wood and/or concrete products. LEEP’s STRUCTURAL CORE product is believed to address the above performance criteria while at the same time addressing the ever-important competitive cost requirements.

ENVIRONMENTAL CONSIDERATIONS: A major emphasis of LEEP’s is to develop and manufacture environmentally friendly products that are nontoxic at every level from the manufacturing process through the end product, and environmentally sound for long-term use. Energy and fuel savings are expected from (1) the fact that LEEP’s STRUCTURAL CORE product is capable of practical insulation values ranging from 50% to 300% greater than standard U.S. building code requirements, and (2) enough LEEPCORE can be shipped on a 40-foot long truck trailer to build two medium size American houses thereby creating transportation efficiencies.

When fully implemented, LEEP believes its technology and product have the potential to effect savings of substantial amounts of the planet’s forest products.

All of LEEP’s environmental features and benefits can make a material difference in the efficiencies and performance of buildings. Large-scale manufacturing drives business planning. A principle focus of LEEP’s management is offering products that lend themselves naturally to high-volume production.

ABOUT THE TECHNOLOGY: LEEP uses composite technology. Composite technology is based on the principle that when two or more pieces of material (sheets or beams) are laminated together, the two or more pieces become a unitized composite member. The resulting composite member’s structural strength-to-weight relationship is greatly improved, when compared with the strengths and weights of each of the non-composite materials. Better strength/weight performance of products translates to less material/less weight being required to construct buildings. This composite technology can be applied so as to make products that weigh 200 pounds vs. 1,900 pounds, in the case of solid concrete, brick or block comparisons; and 200 pounds vs. 900 pounds, in the case of wood product comparisons. Specifically, LEEPCORE weighs less than concrete or wood and yet it offers greater strength/weight structural performance. This means that LEEPCORE is designed to support disproportionately greater wall, roof and floor loads than can solid materials of the same weight.

PRODUCT AVAILABILITY SEQUENCE: The Company can produce approximately 50,000 sq.ft. of pre-engineered wall and/or roof and/or floor section per month, by using a three shift manufacturing operation at its current Pennsylvania facility. This amount of product will support sales of approximately 35 units per month of average sized Utility Buildings.

Custom design, 100’ 3-stage rollformer (now in operation)

TESTING AND CODE APPROVALS: LEEP completed “distributed load,” “un-reinforced” and “reinforced point-load” testing in November 1998 at the University of Washington. These tests were certified and reported in a news release to the SEC (see 8-K report filed on December 10, 1998). During 1999 and 2000, LEEP’s STRUCTURAL CORE was tested extensively using ASTM specified test criteria for wind force resistance of walls, and floor loading capacities. Following are the test results since the December 10, 1998, 8-K filing:

•	Resistance of forces applied to LEEPCORE walls in the In-Plane direction, equal to 190 MPH wind resistance capability.

•	Resistance of forces applied to LEEPCORE walls in the Out-of-Plane direction, equal to 191 MPH wind resistance capability.

•	Point load (2.25 sq.ft. area) of second story commercial floor in a Houston, TX office building (customer: Brance-Krachy) constructed with LEEPCORE, measured more than 600 pounds per sq.ft.

MARKETS AND MARKETING: LEEP’s business strategy assumes there is an increased desire by builders to buy pre-fabricated construction components. According to Automated Builders Magazine (August 1996), panelized construction sales exceeded wood-frame construction for the first time in history (39% vs.36%) in the United States in calendar year 1995. This trend continued in 1996, 1997, 1998 and 1999, and the trend is continuing in 2000, according to US Government Economic Development Department publications, Automated Builder magazine, and other industry study groups.

LEEP’s current strategy is to continue to produce and stockpile LEEPCORE panels to support prompt construction of buildings that represent target markets and specific future multiple unit orders. LEEP has designed approximately 20 different types of buildings to support this marketing/sales objective. These designs are available via electronic transmission to architects, engineers and AutoCAD technicians worldwide. LEEP makes available LEEPCORE design support and instruction to new customers. LEEP increases its capabilities and focus each year to use the Internet and other new methods of communicating its product’s salient features and benefits, and detailed experiences relative to constructing LEEPCORE buildings.

COMPARISON OF THE MOST POPULAR BUILDING CONSTRUCTION METHODS WITH LEEPCORE CONSTRUCTION: There are four major traditional methods used to construct buildings:

1.	Component Construction with thousands of masonry, wood and/or metal components that are assembled by laborers at the job sites is time consuming, complicated and relatively expensive.

2.	Modular Construction, on the other hand, offers the advantage of lower cost and fast field erection. It is faster and more efficient than field assembly of thousands of components. Some disadvantages of Modular construction are: factory-assembled units are difficult and expensive to move to job sites, thus limiting the practical distances the modules can be moved; more importantly, the type of structures that can be designed, assembled and shipped is narrowly defined and highly restricted, compared to the other two approaches; in addition, a more specialized workforce is required.

3.	Traditional Panelized Frame Construction offers some of the advantages of Component based construction, mainly design flexibility and ease of shipping, and it overcomes the design and shipping limitations of Modular Construction. Unfortunately, large specialized crews and large heavy-duty equipment are required, and large numbers of parts are required at the manufacturing locations. Component construction is not well suited to address high-performance standards for insulation and wind/earthquake resistance.

4.	Large warehouses and other low-performance buildings can be cost effectively constructed using the Concrete Panel Tilt-Up method. This method is not cost or performance effective for high-performance buildings such as those required for retail or other buildings needing temperature stability and/or maintenance economy, because concrete itself, as a material, is a conductor, not an insulator. As a result, separate insulating walls—a building within a building—must be built with wood or steel stud construction, which holds the insulation in place and allows for conventional wallboard finishing. Construction of such secondary insulation adds labor and material content to Tilt-Up construction.

By comparison, the LEEP Building System is designed to overcome the respective disadvantages that are discussed above, and features:

•	Structural walls, roofs and floors that provide integral structure to support the respective loads.

•	Integral insulation in excess of North American codes for wall construction.

•	Light weight and compactness for shipping efficiency.

•	Minimum number of parts to insure fast construction cycles.

•	Integral water and fire resistance (Class 1) properties.

PRODUCT FEATURES AND BENEFITS: LEEP STRUCTURAL CORE (LEEPCORE) features and benefits are detailed below:

Insulation: In extreme temperature environments, 4” thick LEEPCORE’s nominal R25 insulation is designed to keep the heat out, or in, as required. Insulation is an inherent feature of LEEPCORE, and LEEPCORE construction requires no additional insulating materials. Since losses through building frame members account for 75% of all thermal losses in traditional frame construction, and LEEPCORE buildings have no frames that provide thermal leak paths through wall or roof, LEEP buildings are designed to provide more than twice as much practical thermal insulation as traditional building construction.

Coping with Extreme Climates: Regions with very high daytime temperatures and cool nighttime temperatures are especially ideal climatic conditions for LEEPCORE technology to excel. Because of the high total insulation factor that results from the full thermal breaks and insulating value of R-7 per inch of foam core, users of LEEP designed buildings are intended to open up/cool down the building during the night and stay cool during the day. This procedure is designed to reduce air conditioning cost.

Insect Resistance: Insects have no prospects of food in the LEEPCORE structural system because it is made of steel skins and polyurethane foam.

High Wind Resistance: LEEPCORE withstood the equivalent of Hurricane V wind forces (greater than 156 MPH) during its recent certified testing program (see Exhibit 99.2 for test report).

Long Lasting: In addition to resisting deterioration and destruction caused by natural forces, when left bare, the LEEPCORE standard polyester coated surfaces are designed to be resistant to acids, bases, moisture and other sources of corrosion.

Less Cost: LEEPCORE is believed to have a cost advantage relative to competitive products due to using less labor than required by traditional construction methods and materials.

Fast Design and Construction Times: The standard two-foot-wide LEEPCORE component used to fabricate the LEEP FRAMELESS Building System is designed to provide the ultimate in building design flexibility and fast construction cycles. LEEP’s FRAMELESS Building System structures are designed to be (1) quickly designed, (2) fabricated to 1/16” tolerance, (3) packaged for safe transport, (4) shipped anywhere in the world, and then (5) erected straight and true, by small crews. The building “concept-to-completion” cycle for LEEPCORE construction is thought by management to be the fastest and most practical in the history of building construction.

Frameless and Freestanding: Redesign, pre-engineering and reconfiguration activities do not negatively impact the LEEP manufacturing process because a LEEP plant produces and uses only the one two-foot-wide LEEP STRUCTURAL CORE component. The structural component is never modified, revised or customized. It is designed to ultimately come out of a production machine at the rate of 80 sq.ft. per minute, round the clock, providing the Company’s planned full-scale manufacturing plant is funded and implemented. The manufacturing operation process is designed to put the standard LEEPCORE components together to form large sections of pre-engineered, structural walls, roofs and floors. All sections the plant assembles are flat, easily packaged and transported. A wide variety of small-to-medium size buildings can be designed, pre-fabricated in large flat sections, and shipped to job sites worldwide. Window and door openings are generally field cut to exact sizes. Field erection is fast and efficient because LEEP FRAMELESS buildings are pre-engineered and freestanding, i.e., no wood, metal or concrete vertical frame/support members are required to construct most single-story buildings.

Efficient Design Implementation: Computerized (“CAD”) original designs and design revisions are efficient because LEEP uses only one structural component of the same thickness, strength and density, which is designed to support structural wall, roof and floor applications. Modern File Transfer Protocol (FTP) permits electronic transfer of design drawings between a contracted Seattle Design Center and users worldwide, 24 hours a day. The company encourages prospective customers to submit drawings electronically, or in hard copy, for LEEP’s review and quotation. If they have the flexibility, architects are encouraged to design with LEEP’s standard wall, roof and floor sections, however, if the plans require non-standard section lengths or widths, LEEP will accommodate such requirements.

Integral Chases for Wire, Plumbing and Floor Support Systems: LEEPCORE FRAMELESS wall, roof and floor sections provide integral 2 1/2” x 4” wide channels for use as wire, plumbing and communication link chases, in addition to providing a recessed integral area to embed any required structural tube steel. Applications requiring additional floor and/or roof support members are accommodated in such a way that the support members are recessed flush with LEEP walls, and may be covered with standard wallboard finishing methods.

Fire Resistant: Geographical areas with limited water supplies may be developed with LEEPCORE because the product is non-combustible (Class1).

Low Maintenance: The deteriorating effects of moisture in high humidity environments are resisted because polyurethane materials are fully waterproof.

Seismic Resistant: LEEPCORE is designed to withstand high levels of seismic forces because of its light weight, high strength and flexibility, e.g., LEEPCORE bends but does not break and it does not fail catastrophically. Additional testing will quantify LEEPCORE’s seismic resistance factors and such is expected in the last quarter of 2000.

MARKETS FOR THE COMPANY’S PRODUCT: LEEP has identified vertical markets believed to have strong demand for cost-effective product offering the advanced performance characteristics provided by LEEPCORE:

1.	1,000 to 15,000 sq.ft. building size range, including insulated, stand-alone commercial warehouses, office buildings, restaurants, and retail goods stores;

2.	Specialty buildings in the 500 to 2,000 sq.ft. size range. This class of buildings includes remote structures for communication equipment maintenance and other backcountry applications; freezer and cooler uses; temperature stability in very-hot, very-cold, and/or high-humidity climatic situations;

3.	Housing for Emerging Nations;

4.	North American housing;

5.	Modular buildings, including double and triple-wide and stacked configurations;

6.	“Knockdown"/reassemble structures.

MAIN MARKET/PRODUCT CATEGORIES AND ORDERS, WHICH THE COMPANY IS ADDRESSING:

Markets for LEEPCORE Buildings Requiring Building Permits: The Company is seeking orders within markets where LEEPCORE’s features and benefits will be rewarded with volume follow-on orders. Prospective orders for narrowly defined markets include:

•	Convenience stores

•	Offices

•	Warehouses

•	Temperature-controlled warehouses for agricultural applications

•	Refrigerated warehouses, walk-in coolers, fast-erection and portable freezers for fast food chain applications

•	Retail stores

•	Restaurants

•	Car-wash structures

•	Housing in climatically and seismically-challenged regions

Markets That May Not Require Building Permits: LEEP has identified the Utility Building market’s need for one basic design, which builds out in a variety of different sizes and is combinable into a large number of side-by-side and/or end-to-end plans. The LEEP design can also come in “knockdown” form with four to eight units shipping on one flatbed truck. They can also be assembled and shipped, one or two units per truck, on frames, as completed modules, ready to use.

•	Modules and panelized structures

o	short-term leasing

o	ancillary school buildings

o	fast erection markets where non-permanent status provides tax and other benefits

o	disaster relief.

•	Wind resistant/fast erection buildings for military use

•	Small portable structures for oil industry applications, on-shore and off

•	Self-maintaining buildings for remote applications such as antenna and electronic housing

•	“Affordable” modular and “knockdown” housing

•	Temperature controlled rental storage units

•	Walk-in freezers and coolers

COMPETITION: The other known non-residential panels currently on the market are those made using sheet metal/foam technology often called, “foam/metal curtain panels.” Unlike LEEPCORE, other known panels are not advertised to be roof-load bearing. LEEPCORE is designed to be load bearing and can be used to construct structural floors and roofs as well as load-bearing walls.

The non-residential building construction industry is highly competitive and is dominated by companies that are typically large enterprises who actively promote their building construction products to designers and property owners.

PATENTS AND LICENSES: The U.S. Patent and Trademark Office granted LEEP’s third patent in April 1999 (12 claims). LEEP filed an additional “unifying"-type patent with the U.S. Patent and Trademark Office in May 1999 and is in the process of adding, by amendment, 12 more claims to the patent granted in April 1999.

A major application for patent protection of the Company’s entire Building System was filed July 24, 2000 (obviating the need for the July 1999 “unifying” patent). The July Application is being filed as a worldwide patent to gain patent protection in all countries in the world that honor patent law.

The primary thrust of the July 2000 patent application, known as “Frameless Building Systems,” is to tie in the aspects of the Company’s proprietary LEEPCORE component to show and protect its many methods of use, combinations of use and connections used in a wide variety of designs for building construction. Of special interest to the patent application is the fact that all three primary directions of force—Compression, In-Plane, Out-of-Plane—are certified to support commercial construction loads (or greater).

All of LEEP’s patent work is aimed at protecting LEEP’s technology as it relates to manufacturing and construction with LEEP’s lightweight (typically 2.6# per sq.ft.) building construction material, LEEPCORE, and its associated LEEPCORE Building System.

Exclusive rights to use the patented technology in the United States and nonexclusive rights outside of the U.S. are assigned to LEEP by the inventor. Non-domestic rights are subject to LEEP’s paying for all costs associated with developing foreign business and paying the costs of applicable foreign patent work desired by LEEP. LEEP has not yet patented any of its technology abroad. All U.S. rights for subsequent related technology (patented or not) are assigned to LEEP by LEEP’s founder and early management.

CONSULTANTS: Steven J. Hall was retained by the Company to perform a feasibility study of the Company’s Business Plan. The completed study was required by the US Department of Agriculture in support of the Company’s application for a loan guarantee. Mr. Hall has 50 years of active business and management consulting experience. He has determined feasibility and projections of start-up activities and development of new business directions for companies such as Sperry Gyroscope Company, Long Island, NY; Booze, Allen, Hamilton, New York City; Simpson Timber Company, Seattle, WA; and Stetson Ross Machine Company, Seattle, WA. His presidential appointment to the Small Business Administration added public service to Mr. Hall’s business career credentials. Mr. Hall continues to perform management and evaluation consulting to Northwest businesses and is committed to LEEP with his services for our future requirements.

Pinnacle Consulting Group (Pinnacle), Snohomish, WA has agreed to become responsible for tracking the overall design and implementation detail of LEEP’s automated plant. They are also responsible for fully documenting the production machinery, vendors, manufacturing facility detail and associated services of the full-scale manufacturing plant. This documentation is planned to allow LEEP to duplicate the full-scale plant anywhere in the world.

Construction Documents, Inc. CAD Design Center (CDI) is a company with a computerized design support group and format to design building enclosures for LEEP. Using the popular AutoCAD design system, CDI has taken a significant number of customer requirements from design concepts to technically useful, high-quality engineering drawings. These design efforts have succeeded in taking a complex high-end 2-story office building from the preliminary drawing stage through shop drawings and city of Houston, TX building permit completion. Dozens of preliminary building designs have been accomplished to support LEEP’s Customer Order Generation process. Significant order interest across a wide range of building types has ensued as a result of LEEP’s customer prospects, executive and sales personnel interfaces with CDI.

In the process of organizing and developing the early CDI technical drafting support function, DB Associates, Architects, LEEP’s consultant since 1993, designed, with Grant Record, LEEP’s founder, a complete library of details, which CDI converted to electronic files using the AutoCAD software. This computer-stored library of connection details and a large array of specific building designs, can, and has been electronically transmitted successfully to other CAD technicians in different geographical locations.

ITEM 2. DESCRIPTION OF PROPERTY.

LEEP owns a 36.5-acre rail side industrial park site in Shoshone, Idaho, presently held for sale.

LEEP is leasing a 30,000 sq.ft. manufacturing facility in Montoursville. PA. In the facility is a 100’ 3-stage rollformer, 3 containment presses, an automatic foam generator and ancillary equipment, all of which is leased to LEEP.

ITEM 3. LEGAL PROCEEDING.

There are no legal proceedings in progress or pending at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 30, 2000, at the annual meeting of shareholders, votes and proxies totaling 21.4 million were represented. The following were elected unanimously to serve as Directors of LEEP until the next annual meeting:

•	Grant C. Record

•	Donald C. Bazemore

•	James R. Medley

•	Way W. Lee

•	William R. Nordstrom

•	Dennis Schrage

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

LEEP’s Common Stock is traded in the over-the-counter market and prices are quoted on the NASDAQ Bulletin Board.

The following sets forth the high and low price information for each quarter during the last two fiscal years, as provided by the NASDAQ Bulletin Board quotations. The quotations provided reflect inter-dealer prices without retail markup, markdown or commission and may not represent actual stock buyer costs.

	High	Low

Year Ended April 30, 1998

First Quarter	19/32	13/32

Second Quarter	5/8	3/8

Third Quarter	21/32	7/32

Fourth Quarter	21/32	7/16

Year Ended April 30, 1999

First Quarter	1/2	9/32

Second Quarter	5/16	7/32

Third Quarter	15/64	3/16

Fourth Quarter	1/2	3/16

Year Ended April 30, 2000

First Quarter	5/8	15/64

Second Quarter	17/64	5/32

Third Quarter	19/32	5/32

Fourth Quarter	23/32	19/64

The number of holders of record of LEEP’s Common Stock on August 4, 2000, is: 1,422. LEEP estimates that there are approximately 2,600 shareholders when those who hold positions in LEEP’s common stock in street names with stockbrokers are added to the total.

LEEP has never paid a cash dividend.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS.

Matters discussed herein contain forward-looking statements that involve risk and uncertainties. This is particularly true as it relates to comments about the development and funding of the full-scale plant, and building a distributor dealer network, and LEEP’s ability to produce and sell product. LEEP’s results may differ significantly from results indicated by forward-looking statements. Factors that might cause some differences include, but are not limited to:

•	Changes in general economic conditions, including, but not limited to, increases in interest rates, and shifts in domestic building construction requirements;

•	Government regulations affecting customers, and local government permitting of buildings using LEEP panels;

•	Risks generally involved in the construction business, including weather, fixed price contracts and shortages of materials or price-competitive labor;

•	There are other companies with substantial capacity to build a structural steel skin polyurethane panel, which could represent competition to LEEP STRUCTURAL CORE construction in certain types of buildings;

•	The ability of LEEP to successfully bring to the products from their development stage into full and profitable production and sales;

•	In the last year LEEP’s stock p[rice has shown considerable volatility;

•	LEEP’s ability to raise sufficient debt and/or equity capital to perfect its business plans. In particular, the application for the USDA guaranteed bank loan described below might not be approved by the government, the syndicate of banks needed may not be fully subscribed to, and LEEP might not be able to attract the $4,000,000 cash equity required;

•	The occurrences of incidents that could subject LEEP to liability or fines;

•	LEEP’s ability to obtain the sales orders necessary to support the volume of production required to sustain successful operations;

•	The ability of LEEP to attract the needed network of distributors and dealers to support production capacity.

The year just completed is the first year in which LEEP had revenues from operations. LEEP’s first product sale consisted of a two-story 8,000 square foot office building designed and constructed in Houston, TX. Revenue received from this sale was $99,264 resulting in gross profit to LEEP of $23,141.

PLAN OF OPERATION: LEEP recently moved into a new 30,000 square foot building and is installing a 100-foot long three-stage rollforming system and three manual containment presses, capable in total of producing 756 panels or 18,000 square feet per month, for one shift. Present facilities allow for two additional presses at an additional capital cost of $250,000, which would give the Pennsylvania plant the ability to produce 90,000 square feet of panels per month with three shifts. The plant presently employs six people, which is sufficient to support existing capacity for one shift.

LEEP’s product is being marketed and sold as a pre-engineered building system to architects, builders and developers. A network of specialized distributors and dealers in the U.S. is being put together and is presently introducing the product in the marketplace. LEEP’s management has been in contact with developers and their representatives in the Middle East. These contacts have widened the market scope of LEEP to include large volume projects that, potentially, match LEEP’s large volume production plans.

Outside investors sponsored completing LEEP’s 1996/1997 R&D, and developed a pilot manufacturing facility in Pennsylvania. These investors formed LEEP Building Systems, Inc. (LBS), which became an operating company holding all rights, title and interests to a manufacturing plant capable of producing LEEP product. In April 2000, LEEP purchased the assets of LBS, which include manufacturing equipment, equipment designs, processes, procedures, trade secrets and know-how, leases, vendor and employee contracts and/or relationships, inventories of raw, in process and/or finished goods. See notes to the financial statements.

LEEP’s primary focus for 2000/2001 is to manufacture and market its LEEP STRUCTURAL CORE product. LEEP’s strategy is to establish markets and build sales backlog, and a full-scale highly automated manufacturing plant capable of producing 100,000 square feet of pre-engineered panels per day that will employ approximately 200 people. The full-scale p[plant would reduce the cost of goods sold and increase the rate of production due to the introduction of a continuous laminator. The laminator would take two coils of galvanized, polyester coated, embossed sheet steel, straighten and configure it into bottom and top skins by two rollformers. The skins and reinforcing strips are designed to feed into the laminator. The top and bottom skins would move forward through a preheating station and a mixture of Polyol and Iso chemicals would be injected. The chemical processes are designed to instantly create a Class 1 modified polyurethane foam system with an exothermic reaction that drives the expanding foam temperature beyond 200 degrees Fahrenheit. A core then forms and bonds itself while in the liquid state to the skin surfaces inside the panel cavity. Polyiso is a form of polyurethane glue that guarantees the bonding integrity of core to skins. The high temperature of the expanding aerating liquid polyurethane catalyzes this process. After cooling and stabilizing, the laminated panel components are intended to be automatically cut to custom order lengths by a flying saw. The constant speed of the entire process is expected to be 40 linear ft. per minute. Financial commitments are not in place at this time for the full-scale plant. LEEP’s immediate second and third quarter calendar 2000 focus is to use the expanding production capacity of the Pennsylvania plant to meet the demands the sales to be generated by its developing domestic distributor and dealer network, and foreign orders. LEEP’s R&D has been sufficiently completed to allow for sales and LEEP has aggressively moved through its final development stage. LEEP’s STRUCTURAL CORE product is being produced on a daily basis.

LEEP has retained the Pinnacle Consulting Group, Snohomish, WA, to assist with completing and implementing the design of a full-scale manufacturing plant. Pinnacle’s work will result in a set of drawings, specifications, and equipment vendor lists. LEEP will be able to use Pinnacle’s documentation package, permanently, to duplicate LEEP’s first full-scale production facility anywhere in the world.

LEEP has chartered a Seattle-based CAD drafting services company to transfer LEEP’s system designs and design rules in order to design structures for customers. An architectural firm under the supervision of a LEEP director was retained to create a CD containing the entire LEEPCORE design detail library, tools and “rules of engagement.” LEEP management believes the LEEPCORE component and design methods for building construction provide a new level of design simplicity and efficiency to assist engineers, architects and CAD design technicians.

LIQUIDITY AND CAPITAL RESOURCES: In recent years LEEP was almost entirely dependent on its CEO, Grant Record, arranging credit facilities, making personal loans,

procuring loans from other stockholders, and selling stock to investors in order to meet the monthly cash needs of LEEP. LEEP does not have a regular stream of revenue from operations beyond its first sale in Houston. Land and equipment held for sale could net LEEP as much as $200,000.

LEEP has submitted a loan request for $20,000,000 to a bank for the purpose of funding the establishment of its first full-scale highly automated manufacturing plant and working capital to see it through the startup phase. The bank would require a 60% guarantee from the USDA, Rural Development Business and Industry Loan Program. LEEP has paid a non-refundable deposit of $12,500 to the bank and has received a conditional commitment in return from the bank. LEEP has many conditions to fulfill in order to qualify for the loan. The bank has submitted the application to the USDA, which presently has the application under consideration. Of the many conditions yet to be met the most significant includes the requirement that LEEP provide $4,000,000 cash equity into the project. At this time arrangements have not been made to supply the needed cash equity. LEEP must acquire property for the plant that appraises at $2,500,000 when expanded and refurbished. At the present time LEEP has paid $20,000 to obtain an option on a building that it believes will meet the requirements of the USDA and LEEP. The bank has stipulated that the loan cannot close unless the bank locates other participants for $7,000,000 of the un-guaranteed portion of the loan. At the present time LEEP is not aware of any progress made identifying other participating banks.

LEEP acquired manufacturing equipment costing up to $1,132,000, which has been financed with leases from finance companies in the amount of $1,132,000 over 60 months with monthly payments of approximately $23,000 to pay for the machines. With the help of a director, LEEP also was able to order 400,000 pounds of steel to be used in the production of panels. Two company directors have provided a limited guarantee with recourse, and one of the manufacturers has provided a remarketing agreement for $872,000. LEEP entered into agreements with one of the company directors, who provided the financial guarantees, requiring LEEP to escrow 2,000,000 shares of Rule 144 restricted common stock in the director’s name to be issued to the director in the event of default by LEEP that results in the director being required to make payments. As a part of this agreement, LEEP was also required to grant the director and his associates, options to purchase 1,300,000 shares of Rule 144 restricted common stock at $0.15 and $0.20 per share, which have been exercised.

LEEP purchased a rail-side industrial park site in Idaho. LEEP no longer plans to build a production plant in Idaho, and is listing the property for sale.

In the year ended April 30, 1998, LEEP raised $20,000 from the sale of stock, borrowed $51,562 from stockholders and $386,500 from a credit facility, and issued stock for $605,132 worth of Company obligations. In the year ended April 30, 1999, LEEP received $46,816 from a credit facility, sold stock for $170,000 in cash and payables, and increased notes payable by $98,020. In the year just ended, LEEP sold stock for $913,557 in cash, payables and services rendered, and received $235,000 from the exercise of stock options. Stockholder debt and obligations were forgiven resulting in capital contributions to LEEP in the amount of $616,855.

LEEP will continue borrowing money and selling stock to fund its corporate overhead and maintain operations at its Pennsylvania plant. Because of its full time staff, rent, lease payments on equipment and needed supplies resulting from entering the manufacturing phase of the business, LEEP’s minimum cost of operation is approximately $150,000 per month. While LEEP has been successful to date in funding its overhead, arrangements are not in place to cover overhead costs for the foreseeable future. With sufficient firm orders in hand, the plant could be in full production utilizing three presses. Resultant revenues would be expected to more than cover operating costs that could increase to approximately $340,000 per month.

A $50,000 loan is outstanding to a director’s family member, which is convertible to LEEP common stock. A $72,000 note is due a third party in Idaho, which is secured by the land in Idaho. LEEP has extended the note pending the sale of the land.

RESULTS OF OPERATIONS: Sales for the year just ended totaled $99,264. LEEP is currently manufacturing LEEPCORE panels for inventory in order to support ongoing sales efforts. For further analysis, see LEEP’s Statement of Cash Flows. A substantial increase in R&D from the previous year resulted from fees to the lab used to conduct tests of LEEP panels. A substantial increase in General & Administrative expenses was the result of hiring a new President, certain compensation expenses relating to the issue of stock options to non-employees, expenses associated with establishing leases on manufacturing equipment for Pennsylvania, and one month of operating the new plant in Pennsylvania.

ITEM 7. FINANCIAL STATEMENTS.

INDEPENDENT AUDITOR’S REPORT

The Board of Directors
Leading-Edge Earth Products, Inc.
Seattle, WA

      I have audited the accompanying balance sheet of Leading-Edge Earth Products, Inc. as of April 30, 2000 and the related statements of operations, cash flows, and stockholders’ equity for the years ended April 30, 2000 and 1999. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

      I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

      In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leading-Edge Earth Products, Inc. as of April 30, 2000, and the results of its operations and its cash flows for the years ended April 30, 2000 and 1999 in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that Leading-Edge Earth Products, Inc. will continue as a going concern. There is substantial doubt about the Company’s ability to continue as a going concern as a result of recurrent losses and negative working capital. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

W. Alan Jorgensen
Certified Public Accountant

July 31, 2000
Seattle, WA

LEADING-EDGE EARTH PRODUCTS, INC.

Financial Statements

April 30, 2000 and 1999

LEADING-EDGE EARTH PRODUCTS, INC.

Balance Sheet
April 30, 2000

ASSETS

Current Assets

Cash	$75,994

Accounts receivable	38,186

Inventories	117,551

Prepaids	15,868

Total current assets	247,599

Long-lived Assets

Property, plant and equipment	256,676

Accumulated depreciation	(2,784)

Intangible assets	198,000

Accumulated amortization	(1,650)

Total long-lived assets	450,241

Land and equipment held for sale	134,108

Total assets	$831,948

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities

Credit line	$385

Accounts payable	125,530

Accrued contract salary payable	150,915

Accrued royalties and interest payable	107,811

Loans from shareholders	59,110

Notes payable	101,703

Total current liabilities	545,454

Contingent Liabilities	—

Shareholders’ Equity (Deficit)

Preferred shares (10 million shares authorized, none issued)	—

Common stock, no par value, 100 million shares authorized (Issued and outstanding 38,314,014 shares)	7,417,321

Note receivable from shareholders	(80,000)

Accumulated deficit	(7,050,827)

Shareholders’ equity	286,494

Total liabilities and shareholders’ equity	$831,948

The accompanying notes are an integral part of these financial statements.

LEADING-EDGE EARTH PRODUCTS, INC.

Statement of Operations
For Years Ended April 30, 2000 and 1999

	Year ended April 30

	2000	1999

Sales	$99,264	$—

Other	2,620	6,213

Total income	101,884	6,213

Cost of goods sold	76,143	—

Gross profit	25,741	6,213

Research and Development Expenses	62,472	17,966

General and Administrative Expenses

Contract salaries and incentives	111,227	62,890

Travel and entertainment	31,262	22,528

Legal and professional	24,565	118,860

Promotional and corporate development	170,565	67,468

Other general and administrative costs	326,074	80,272

Total general and administrative	663,694	352,018

Loss from operations	(700,424)	(345,805)

Interest and Other Expense

Interest expense	33,274	40,775

Interest income	—	(65,200)

Loss on impairment of assets	457,356	—

Adjustment for unpaid revenues from affiliate	—	52,181

Total interest and other expense	490,630	27,756

Loss Before Income Taxes	(1,191,054)	(391,527)

Income taxes	—	—

Net loss	$(1,191,054)	$(391,527)

Basic and diluted loss per common share	$(0.04)	$(0.01)

Weighted average common shares outstanding	32,752,758	28,573,426

The accompanying notes are an integral part of these financial statements.

LEADING-EDGE EARTH PRODUCTS, INC.

Statement of Cash Flows
For Years Ended April 30, 2000 and 1999

	Year Ended April 30

	2000	1999

Cash flows from operating activities

Net loss	$(1,191,054)	$(391,527)

Adjustments to reconcile net loss to cash used in operating activities

Nonqualified stock options and grants	199,347	97,967

Stock for payables for service	833,035	—

Depreciation and amortization	4,434	—

Settlement of lawsuit	—	25,451

Changes in operating assets and liabilities

Write off of receivables	67,826	—

Receivables	(31,103)	(14,687)

Prepaid expenses and deposits	24,583	834

Accounts payable	41,211	106,392

Accrued salary obligations	(307,428)	60,000

Accrued interest payable	17,332	2,607

Total adjustments to operating loss	849,238	278,563

Cash used in operating activities	(341,816)	(112,964)

Investing activities

Investment in affiliate	13,494	(130,286)

Equipment purchases, disposals	—	(73,020)

Payments on notes receivable from shareholders	(357,500)	—

Cash used by investing activities	(344,006)	(203,306)

Financing activities

Increase (decrease) in line of credit	(71,541)	46,816

Borrowings on credit line	28,500	—

Sale of common stock	588,733	170,000

Exercise of stock options	235,000	—

Proceeds from notes payable	—	73,020

Payments on loans from shareholders	(95,000)	—

Proceeds — loans from shareholders	75,000	25,000

Cash provided by financing activities	760,692	314,836

Change in cash	74,870	(1,434)

Cash at beginning of period	1,124	2,557

Cash at end of period	$75,994	$1,124

Taxes paid	$—	$—

Interest paid	$12,209	$—

The accompanying notes are an integral part of these financial statements.

LEADING-EDGE EARTH PRODUCTS, INC.

Cash Flows Supplemental Schedule
For Years Ended April 30, 2000 and 1999

	Year Ended April 30

	2000	1999

Payables for services for common stock	$—	$108,137

Increase in shareholder loan for accounts payable	19,423	43,107

Share in exchange for investment in affiliate	—	70,000

Exchange of accounts payable for land	—	53,568

Settle lawsuit for interest payable	—	30,949

Settle lawsuit in exchange for note receivable	—	128,784

Settle lawsuit in exchange for loan payable	—	103,333

Exchange inventory for investment in affiliate	—	30,724

Exchange receivables for investment in affiliate	—	11,718

Capital contribution from shareholder	564,427	—

Settlement of lawsuit for contract salary	52,428	—

Exchange of shares for improvement to land	108,644	—

Exchange of shares for services	324,824	—

Exchange of $777,360 investment in joint venture for acquired assets	320,004	—

Exchange of 1,800,000 common shares for technology transfer	198,000	—

The accompanying notes are an integral part of these financial statements.

LEADING-EDGE EARTH PRODUCTS, INC.

Statement of Stockholders’ Equity (Deficit)

					Deficit	Total
					Accumulated	Stockholders'
	Price	Common Stock		Notes	during the	Equity
	Per			Receivable -	Development	(Accumulated
	Share	Shares	Amount	Stockholders	Stage	Deficit)

Balances at April 30, 1998 brought forward		27,852,140	$5,159,865	$(483,784)	$(5,468,246)	$(792,165)

Common stock issued for services	$0.19-$0.39	557,207	134,948	—	—	134,948

Common stock issued for cash	$0.15-$0.20	1,400,666	230,000	—	—	230,000

Common stock issued for interest	$0.19	25,000	4,750	—	—	4,750

Settlement of lawsuit		—	—	128,784	—	128,784
Net loss for fiscal 1998		—	—	—	(391,527)	(391,527)

Balances at April 30, 1999		29,835,013	5,529,562	(355,000)	(5,859,773)	(685,211)

Common stock issued for assets	$0.11	1,800,000	198,000	—	—	198,000

Common stock issued for cash	$0.16	3,657,024	588,733	—	—	588,733

Options exercised for cash	$0.18	1,300,000	235,000	—	—	175,000

Common stock issued for services	$0.21	738,440	156,430	—	—	156,430

Common stock issued for other assets	$0.28	594,077	168,394	—	—	168,394

Contributed capital			616,855	—	—	616,855

Compensatory options outstanding			199,347	—	—	199,347

Shares held in escrow		2,000,000

Write off of receivable from shareholder			(275,000)	275,000	—	—

Net loss for year ended April 30, 2000			—	—	(1,191,054)	(1,191,054)

Balances at April 30, 2000		39,924,554	$7,417,321	$(80,000)	$(7,050,827)	$286,494

The accompanying notes are an integral part of these financial statements.

LEADING-EDGE EARTH PRODUCTS, INC.

April 30, 2000

Notes to Financial Statements

Note 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND POOLING INTERESTS Leading-Edge Earth Products, Inc. (an Oregon corporation) believes its products have applications for single-family, multifamily residential, and low-rise commercial construction. The Company has recently emerged from the development stage, having made significant sales of its principal product. However, sales during fiscal 2000 were not at a level to support operations. The Company’s business activities have been financed primarily through the issuance of equity securities, outside loans, and loans from shareholders.

GOING CONCERN The Company’s ability to continue as a going concern is dependent upon its success in transforming its building panel technology into a profitable operation and additional funding commensurate with operating activity. The Company has a history of deficiency of cash flow from operations. These concerns raise substantial doubt about the ability of the Company to continue a going concern. Management’s plans to address these issues include increasing sales and profit margin by establishing a distribution network and improving prices and operating efficiency. Further, management plans to continue to finance its operations through private placements of its common shares, borrowings from officers and more traditional institutional debt financing until financing can be sustained by operations. Also, the Company plans to concentrate on maximum utilization of the plant facility in Pennsylvania, while disposing of land and equipment held in Idaho, which the Company had held for planned expansion. The accompanying financial statements have been prepared on the basis that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RECEIVABLES Management has evaluated the collection probability of certain assets due from Agile Building Technology, Inc. (“Agile”) and others and has determined that these amounts should be written off. These amounts had been previously fully allowed for as bad debt,

LEADING-EDGE EARTH PRODUCTS, INC.

April 30, 2000

Notes to Financial Statements

and accordingly there was no material impact on earnings for the fiscal year ended April 30, 2000.

INVENTORY Inventory was acquired from a former joint venture partner in April 2000. Inventory is stated at the lower of cost or market assuming FIFO. The inventory was purchased at the historical cost to the joint venture.

IMPAIRMENT OF ASSETS During fiscal 2000, Management, as part of on ongoing assessment of the impairment of Company assets, determined that certain assets were impaired. Accordingly, these assets have been adjusted downward and for fiscal 2000, a loss on impairment of assets has been recorded in the amount of $457,356.

PROPERTY AND EQUIPMENT In April 2000, the Company purchased all of the assets from a joint venture partner, LBS. the Company acquired certain assets including inventory, equipment, and a proprietary process in exchange for certain receivables due from LBS, common shares of the Company, and agreeing to pay certain incidental payables of the joint venture. The assets acquired were recorded at the fair value of the considerations exchanged, including 1,800,000 shares of the Company’s common stock with an estimated market value of $198,000.

INTANGIBLE ASSET The value of the proprietary manufacturing process acquired from LBS was based on the fair market value of the 1,800,000 shares of common stock exchanged in the acquisition of assets. Management estimates that the economic life of this intangible asset to be 10 years. One month’s amortization was expensed during the fiscal year ended April 30, 2000.

NET LOSS PER COMMON SHARE Net Loss per common share is computed based on the weighted average number of common shares and common share equivalents outstanding. When dilutive, stock options are included as common share equivalents using the treasury stock method. There was no difference between primary and fully diluted earnings per share for all periods presented.

STOCK-BASED COMPENSATION In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123) which addresses the accounting for stock-based compensation arrangements. SFAS 123 permits a company to choose either a new fair-value-based method or the current APB Opinion 25 intrinsic-value-based method of accounting for stock-option-based compensation arrangements. The Company has adopted SFAS 123 for the year ending April 30, 1997 and thereafter. Management will continue to record stock-based compensation using current APB Opinion 25 intrinsic-value-based method and, therefore, believes adoption of SFAS 123 will not impact the Company’s financial position and results of operations.

INVESTMENTS The Company has a 35% interest in Agile, a development stage enterprise established in December 1995, to manufacture building panels using technology developed jointly with the Company and/or independently. Agile has incurred substantial operating losses since its inception on through the period ended April 30, 2000, and there is substantial doubt about its ability to continue as a going concern. This investment is accounted for using the equity method and no value related to this investment is reflected in the Company’s financial statements. The Company has not recognized its proportionate share of Agile’s net losses, as the Company has no obligation to fund any such losses.

LEADING-EDGE EARTH PRODUCTS, INC.

April 30, 2000

Notes to Financial Statements

LAND AND EQUIPMENT HELD FOR SALE As of April 2000, the Company plans to sell certain land and improvements held by the Company located in Shoshone, ID, which are recorded at book value. Management estimates that the net realizable value from the sale of these assets will be more than the recorded book value.

Note 2: RELATED PARTY TRANSACTIONS

INVESTMENT IN JOINT VENTURE LBS was a joint venture partnered by the Company and L/A Investors. L/A Investors holds a small percentage of the Company’s common stock. L/A Investors is the sole shareholder of LBS. Since July 31, 1998, the Company has advanced significant cash and other assets to LBS. The cash and other resources advanced by the Company under this arrangement have been accounted for as “Investment in Affiliate.” During fiscal 1999, the investment in LBS increased substantially and the relationship with LBS has evolved. As a result, the investment was considered a “long lived” asset on April 30, 1999.

In April 2000, the Company purchased certain assets and agreed to pay certain payables of LBS in exchange for the amounts due from and investment in LBS. The following is a list of the acquisition from LBS.

Cash and receivables	$1,500

Inventories	171,982

Equipment	199,706

Intangible assets	198,000

Payables	(53,184)

Net assets acquired	$(518,004)

In exchange for the acquired assets, the Company relinquished $777,360 in receivables and investment in LBS. As a result of this exchange management determined that the carrying value of certain of these assets was impaired and a loss of $457,356 has been recorded (see note on impairment below). In addition, $60,000 of the equipment acquired is classified in the balance sheet as for sale.

ARCHITECTURAL SERVICES AGREEMENT The Company has entered into an agreement with the owner of DB Associates, a stockholder and member of the Board of Directors, to provide architectural and sales services. In addition to normal hourly rates for architectural services, DB Associates will be paid for sales and marketing efforts at the rate of $1.00 per panel for each panel sold to persons or companies for which DB Associates performs architectural work. DB Associates will alternatively receive $0.25 per panel for providing architectural review for compliance with the Company’s standards on projects with which DB Associates is not directly involved as architect.

NOTES RECEIVABLE FROM STOCKHOLDERS During fiscal 1999 a lawsuit with a former shareholder and officer of the Company was settled. As a result of this settlement the accounts Note Receivable from Shareholders, Loans from Shareholders and Interest Payable were reduced. A gain related to this settlement of $5,498 was recognized as other income for fiscal 1999.

During fiscal 2000 management determined that the carrying value of a $275,000 note due from a shareholder should be reduced to zero due to uncertainties about the possibilities of collecting.

LEADING-EDGE EARTH PRODUCTS, INC.

April 30, 2000

Notes to Financial Statements

This note was originally recorded as a capital transaction, having been exchanged for common shares, and was reflected in the financial statements as a reduction of capital. Reducing the carrying amount to zero has no effect on the Company’s operations or net equity.

LOANS FROM STOCKHOLDERS On April 30, 2000, and April 30, 1999, $64,116, and $416,120, respectively, was owed to officers and stockholders, in unsecured, demand notes with interest accruing at 8% or 10% per annum. During fiscal 2000, a principal shareholder and control person forgave $564,427 in amounts due to him. In addition, a former officer forgave the accrued salary of $52,428. These events are reflected in the financial statements as a reduction of liabilities and a contribution of capital.

LINE OF CREDIT The unused portion of LEEP’s $50,000 line of credit was $49,750 and $3,184 at April 30, 2000 and April 30, 1999, respectively. The Company’s CEO personally guarantees this line of credit.

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

COMMON STOCK As of April 30, 2000, 12,713,776 shares of the Company’s common stock are freely tradable, and 17,121,237 shares of common stock were restricted. See options outstanding note below.

Note 4: INCOME TAXES

Deferred tax assets primarily consist of net operating loss carry forwards as the Company has not generated taxable income since inception. There are no significant deferred tax liabilities. As management of the Company cannot determine that it is more likely than not that the Company will receive benefit from these assets, a valuation allowance has been established to reduce the deferred tax assets to zero at April 30, 2000. Differences between the cumulative net loss for financial reporting purposes and that available for income tax purposes arise primarily as a result of nondeductible expenditures paid by the issuance of securities and capitalized start up costs.

At April 30, 2000, the Company had net operating loss carry-forwards available to reduce taxable income in future years of approximately $4,500,000, which begin to expire in 2009.

Note 5: FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, receivables, accounts payable, notes payable and loans from stockholders. Except for notes receivable from stockholders and loans from stockholders, the Company believes that the fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing market rates. It is not practicable to estimate the fair value of notes receivable from stockholders and loans from stockholders, due primarily to the uncertainty surrounding the timing of cash flows.

LEADING-EDGE EARTH PRODUCTS, INC.

April 30, 2000

Notes to Financial Statements

Note 6: INVENTORY

      The Company’s inventories consist of raw materials, work-in-progress and finished goods.

Inventories as of April 30, 2000		Cost of goods sold as of April 30, 2000

Raw Material	$56,017	Beginning	$—

WIP	38,153	Purchased	193,694

Finished goods	23,381	Available	193,694

		Ending inventory	117,551

	$117,551	Cost of goods sold	$76,143

Inventory is valued at lower of cost or market on a FIFO basis.

Note 7: PROPERTY AND EQUIPMENT

Property and equipment at April 30, 2000 are summarized as follows:

Plant design	$117,025

Manufacturing equipment	129,543
Office equipment	10,108

Total	$256,676

Accumulated depreciation	(2,784)

Net book value	$253,892

Note 8: STOCK BASED COMPENSATION

Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (SFAS 123) addresses the accounting for stock-based compensation arrangements. SFAS 123 permits a company to choose either a new fair-value-based method or the current APB Opinion 25 intrinsic-value-based method of accounting for stock-option-based compensation arrangements. Management will continue to record stock-based compensation using APB Opinion 25 method and believes adoption of SFAS 123 will not impact the Company’s financial position and results of operations.

The pro forma effect of valuing the options for financial reporting purposes would be to increase the net loss by $201,889 and $9,398 for fiscal 2000 and 1999 respectively. Assumptions for the Black-Scholes model for fiscal 2000 pro forma calculations were consistent with those used for fiscal 1999. The effect on loss per share for both 2000 and 1999 would have been negligible.

LEADING-EDGE EARTH PRODUCTS, INC.

April 30, 2000

Notes to Financial Statements

For the year ended April 30, 2000

Grant date	7/14/1999	8/9/1999	10/14/1999	12/20/1999	1/4/2000	2/29/2000

Options granted for shares	700,000	500,000	200,000	500,000	300,000	300,000

Stock price at grant date	$0.27	$0.23	$0.22	$0.34	$0.22	$0.50

Exercise price	$0.25	$0.15	$0.16	$0.20	$0.20	$0.20

Expected life	2	2	3	3	3	3

Volatility measurement	34%	34%	40%	80%	80%	50%

Dividends	none	none	none	none	none	none

Risk free interest rate	5.6%	5.8%	6.0%	6.2%	6.3%	6.6%

The following table summarizes certain information concerning stock options as required by FAS 123.

			Weighted
		Exercise	Average
	Shares	Price Range	Price Per Share

Outstanding April 30, 1998	2,052,305	$0.50-$2.375	$0.52

During 1999 fiscal year Granted	200,000	$0.20-$0.25	$0.23

Exercised	—

Expired or cancelled	—

Outstanding April 30, 1999	2,252,305	$0.20-$2.00	$0.49

During 2000 fiscal year Granted	5,675,000	$0.15-$0.45	$0.21

Exercised	(1,300,000)	$0.15-$0.20	$0.18

Expired or cancelled	(400,000)	$0.50-$0.75	$0.69

Outstanding April 30, 2000	6,227,305	$0.16-$2.00	$0.29

The following schedule reflects additional disclosures required by FAS 123. This information is provided to assist readers in assessing the timing and uncertainties related to, in the case of the Company, the exercise of the outstanding options to purchase common stock. The weighted average remaining life is rounded to the full month.

Number of
Options		Weighted	Weighted
Outstanding	Exercise	Average Exercise	Average
4/30/2000	Price Range	Price Range	Remaining Life

4,275,000	$0.16-$0.25	$0.21	12 months

1,050,000	$0.30-$0.38	$0.36	8 months

902,305	$0.40-$2.00	$0.65	4 months

6,227,305

NOTE 9: COMMITMENTS AND CONTINGENCIES

The Company leases 30,000 square feet of manufacturing plant facilities near Williamsport, PA for $11,413 per month. This property is leased for 24 months. In May 2000, the Company entered into a capital lease for equipment to be used in its Pennsylvania plant. This equipment will be capitalized at $872,000. The financing agreement requires monthly payments of $18,776 for 60 months.

LEADING-EDGE EARTH PRODUCTS, INC.

April 30, 2000

Notes to Financial Statements

NOTE 10: MAJOR CUSTOMER

The revenue reported for the year ended April 30, 2000 was the result of a sale of the Company’s product for the construction of a building to one customer in Texas.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with Accountants on Accounting and Financial Disclosure.

There are no other reportable events under Item 304 of Reg. 229.304.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      The directors and executive officers of LEEP are as follows:

Name	Age	Position

Grant C. Record	64	Director, Chief Executive Officer, Secretary

Donald C. Bazemore	66	Director, Chairman of the Board

James R. Medley	60	Director, Treasurer

Way W. Lee	75	Director

William C. Nordstrom	58	Director

Dennis Schrage	55	Director

Kenneth A. Rogstad	65	President

L. Eugene Laughlin	65	Executive Vice President

GRANT C. RECORD is the Founder and Secretary, and served as Executive Vice President and Chairman of the Board of Directors of LEEP from December 1992 until he became President on June 28, 1995. He relinquished the office of President and became Chief Executive Officer on March 5, 1997. During 1991-1992, he headed up development of LEEP’s base technology and early patent positions. From 1983 to 1991, Mr. Record was Executive Vice President of Magnum Technology, a very early developer of advanced magnetic disks for the magnetic disk drive industry. The vacuum deposition technology Magnum used is now the standard computer disk manufacturing technology that is used throughout the industry. Magnum’s work helped set the high-density standards on which the “gigabyte” disk drive generation is founded. Prior to Magnum, from 1971 to 1979, Mr. Record founded and developed the Data I/O Corporation. Data I/O’s technology and international presence as the primary manufacturer of memory programming components, enabled the early Intel microprocessor technology to gain rapid worldwide use and acceptance. Data I/O is yet a world leader in semi-conductor memory and logic device programming, after twenty-five years.

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

KENNETH A. ROGSTAD was elected President in October 1999. He has extensive experience in industry including the building panel business, having been the owner and CEO of the H. W. Blackstock Company for 15 years, a major northwest panelized building systems company with annual sales in excess of $100 million. Mr. Rogstad, a Seattle resident, was a director of the Federal Home Loan Bank for many years and is currently a director of the Washington Housing Development Corporation. He is an Electrical Engineering graduate of the University of Washington.

L. EUGENE LAUGHLIN became Executive Vice President of LEEP in April 1998 after serving as a consultant for six months. Mr. Laughlin has extensive experience in various marketing and sales management capacities with the Boeing Commercial Airplane Company, Renton, WA. Prior to Boeing, the Ford Motor Company in Dearborn, MI employed Mr. Laughlin in various Finance Staff and controllership assignments. He is a graduate of the University of Pennsylvania, Wharton School of Finance and Commerce.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning the compensation paid by LEEP to its executives:

SUMMARY ANNUAL COMPENSATION TABLE

		Awards (accrued)	Payouts

Grant C. Record	CEO since 1995	$72,000	-0-

Kenneth A. Rogstad	President since November 1999	-0-	$35,000

James R. Medley	Treasurer since 1995	-0-	$35,000

L. Eugene Laughlin	Executive Vice President since 1998	-0-	$32,700

NON-QUALIFIED STOCK OPTIONS: LEEP has issued non-qualified stock options to selected employees, officers, directors, consultants and advisors. As of April 30, 2000, options to purchase 6,202,305 shares of Common Stock were outstanding at an average exercise price of approximately $0.30 per share. (See Notes to Financial Statements.)

Options to purchase 2,800,000 shares of Common Stock were granted to Grant C. Record, 200,000 to Kenneth A. Rogstad, 150,000 to James R. Medley and 100,000 to L. Eugene Laughlin during the fiscal year just ended.

Options for 1,300,000 shares of LEEP Common Stock were exercised during the year.

EMPLOYMENT AGREEMENTS: An employment agreement with Grant C. Record, CEO, is current and active. An employment agreement with Kenneth A. Rogstad is current and active.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of LEEP’s Common Stock as of August 4, 2000, by (1) each person who is known by LEEP to own beneficially more than 5% of the Common Stock, (2) each of LEEP’s primary investors and executive officers, and (3) all directors and executives officers as a group. Each named beneficial owner has sole voting and investment power with respect to the shares listed unless otherwise indicated.

Title of Class (1)	Name and Address of Beneficial Owner	Amount	% of Class

Common Stock	Grant C. Record 616 Blue Lake Blvd., #139 Twin Falls, ID 83301	7,289,087(2)	16.5%

Common Stock	Donald C. Bazemore 401 2nd Ave. So. Seattle, WA 98104	357,539(3)	0.8%

Common Stock	James R. Medley 10002 Aurora Ave. No., #3345 Seattle, WA 98133	457,625(4)	1.0%

Common Stock	Way W. Lee 5210 SE 26th Portland, OR 97202	536,762(5)	1.2%

Common Stock	William R. Nordstrom 567 San Nicolas Drive, Suite 400 Newport Beach, CA 92660	450,000(4)	1.0%

Common Stock	Dennis Schrage 200 S. Wacker Dr., Suite 4000 Chicago, IL 60606	500,000	1.1%

Common Stock	Kenneth A. Rogstad 11337 Durland Avenue NE Seattle, WA 98	200,000(6)	0.5%

Common Stock	L. Eugene Laughlin P.O. Box 778, 12128 317 Place NE Duvall, WA 98019	281,250(7)	0.6%

Common Stock	All eight executive officers and Directors as a group	10,072,263	22.8%

(1)	No special note(s).

(2)	The amount beneficially owned includes 3,150,000 shares of Common Stock issuable upon the exercise of options.

(3)	The amount beneficially owned includes 250,000 shares of Common Stock issuable upon the exercise of options.

(4)	The amount beneficially owned includes 300,000 shares of Common Stock issuable upon the exercise of options.

(5)	The amount beneficially owned includes 150,000 shares of Common Stock issuable upon the exercise of options.

(6)	The amount beneficially owned includes 200,000 shares of Common Stock issuable upon the exercise of options.

(7)	The amount beneficially owned includes 100,000 shares of Common Stock issuable upon the exercise of options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

STOCK OPTIONS: In July 1996, Donald C. Bazemore, Chairman of the Board of Directors of LEEP, exercised 150,000 non-qualified stock options. Payment was made in the form of an $80,000, 8% note payable to LEEP. Existing shares of LEEP’s stock held by the optionee secure the note. As long as the optionee has sufficient shares of LEEP’s stock as collateral for the note based on the market price of the stock, no interest will accrue and no amount will be due under the note. LEEP holds the collateral stock and the shares issued against the note. No transfers are permitted until the note is fully paid. LEEP also entered into an agreement with Mr. Bazemore to provide architectural and sales services to LEEP.

L/A INVESTORS, INC. (L/A): L/A is a Tortola, British Virgin Islands company which was formed by a foreign LEEP shareholder during the last quarter of 1996 to assist LEEP financially after the Agile investors discontinued supporting LEEP’s and Agile’s developments.

LEEP purchased the assets of LBS, which is owned by L/A. (See Note 2 to the Financial Statements and Exhibit 99.1.)

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K.

(A) FINANCIAL STATEMENTS AND EXHIBITS

1.	FINANCIAL STATEMENTS (see Item 7 above):

•	Independent Auditors’ Report

•	Balance Sheets as of April 30, 2000 and 1999

•	Statements of Operations for years ended April 30, 2000 and 1999

•	Statement of cash flows for years ended April 30, 2000 and 1999

•	Statements of Stockholders’ Deficit for years ended April 30, 2000 and 1999

•	Notes to Financial Statements

2.	EXHIBITS

•	Exhibit 4, Instruments defining rights of holders

•	Exhibit 27, Financial Data Schedule, provided to Securities and Exchange Commission, Electronic Data Gathering And Retrieval department (“EDGAR”) and not repeated herein.

•	Exhibit 99.1, Short Form Agreement between L/A Investors, Inc. and Leading-Edge Earth Products, Inc.

•	Exhibit 99.2, Test Report on Out of Plane Bending of LEEP STRUCTURAL CORE Panels

(B) REPORTS ON FORM 8-K

•	None.

SIGNATURES

      In accordance with Section 13 or 15(d) or 15(d) of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned or, their in duly authorized representatives, and in the capacities, and on the date indicated.

LEADING-EDGE EARTH PRODUCTS, INC.

/s/ GRANT C. RECORD
By: Grant C. Record, its CEO and Secretary

Date: August 9, 2000

Signature	Title	Date

/s/ GRANT C. RECORD	Secretary and Director	8/9/00
Grant C. Record

/s/ DONALD C. BAZEMORE	Director and Chairman of the Board of Directors	8/9/00
Donald C. Bazemore

/s/ JAMES R. MEDLEY	Treasurer and Director	8/9/00
James R. Medley

/s/ WAY W. LEE	Director	8/9/00
Way W. Lee

/s/ WILLIAM R. NORDSTROM	Director	8/9/00
William R. Nordstrom

/s/ DENNIS SCHRAGE	Director	8/9/00
Dennis Schrage