Form 10QSB
period 2000-07-31
LEADING EDGE EARTH PRODUCTS INC
filed 2000-09-14
CIK 911212

                                   FORM 10-QSB

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2000
                                                 -------------

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

     State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,724,254 shares as of August 31, 2000.

     Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

PART I

ITEM 1.  FINANCIAL STATEMENTS

                              LEADING-EDGE EARTH PRODUCTS, INC.
                                         (UNAUDITED)
                                        Balance Sheet

---------------------------------------------------------------------------------------
                                                                             31-Jul-00
                                                                            -----------
ASSETS
Current Assets
      Cash                                                                  $    46,854
      Receivables, net of reserve                                                     -
      Inventories                                                               332,515
      Prepaid expenses and deposits                                              13,120
                                                                            -----------
                   Total current assets                                         392,489

Long-lived Assets
      Property, plant and equipment                                           1,162,503
      Accumulated depreciation                                                  (46,450)
      Intangible assets                                                         198,000
      Accumulated amortization                                                   (6,600)
                                                                            -----------
                   Total long-lived assets                                    1,307,453
                                                                            -----------
      Land and equipment held for sale                                          134,108
                                                                            -----------
                   Total assets                                             $ 1,834,050


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
      Credit line                                                           $    47,368
      Accounts payable                                                          208,385
      Accrued contract salary payable                                           168,915
      Accrued royalties and interest payable                                    116,040
      Loans from shareholder                                                     98,855
      Notes payable                                                             298,803
                                                                            -----------
                   Total current liabilities                                    938,366

Long Term Liabilities
      Leases payable                                                            848,424
                                                                            -----------
                   Total liabilities                                          1,786,790

Shareholders' Equity (Deficit)
    Preferred shares
    (10 million shares authorized, none issued)                                       -
    Common stock, no par value
    (100 million shares authorized, 39,724,254 issued and outstanding)        7,593,092
    Note receivable from shareholders                                           (80,000)
    Accumulated deficit                                                      (7,465,832)
                                                                            -----------
          Total shareholders' equity                                             47,260
                                                                            -----------
                   Total liabilities and shareholders' equity               $ 1,834,050
                                                                            -----------

   The accompanying notes are an integral part of these financial statements.

                                LEADING-EDGE EARTH PRODUCTS, INC.
                                          (UNAUDITED)
       Statement of Operations for the Three Months ended July 31, 2000 and July 31, 1999

-------------------------------------------------------------------------------------------------
                                                                            Three Months ended
                                                                          -----------------------
                                                                           31-Jul-00   31-Jul-99
                                                                          ----------  -----------
INCOME
     Sales                                                                $        -  $         -
     License and consulting revenues                                               -            -
     Interest                                                                      -       21,044
     Other                                                                        14          700
                                                                          ----------  -----------
           TOTAL INCOME                                                           14       21,744

IDLE PLANT EXPENSE                                                           102,496            -

RESEARCH AND DEVELOPMENT EXPENSE                                              19,352       10,098

GENERAL & ADMINISTRATIVE EXPENSE
     Contract salaries and incentives                                         40,955       16,529
     Travel and entertainment                                                 18,768        6,050
     Legal and professional                                                   71,796       29,146
     Promotion & corp. development                                            15,590       19,088
     Other general & administrative                                           78,230       10,750
     Manufacturing equipment lease                                            35,206            -
                                                                          ----------  -----------
        TOTAL GENERAL & ADMINISTRATIVE                                       260,545       81,563

Interest and other expense
     Interest                                                                 32,626       10,373
     Adjustment for unpaid revenues from affiliate                                 -       13,638
                                                                          ----------  -----------
        TOTAL INTEREST AND OTHER EXPENSE                                      32,626       24,011
                                                                          ----------  -----------
           TOTAL EXPENSES                                                    415,019      115,672
                                                                          ----------  -----------
                    NET LOSS                                              $ (415,005) $   (93,928)

Loss per common share                                                          (0.01)       (0.00)

Weighted average shares outstanding                                       38,603,521   30,229,955
                                                                          ----------  -----------

   The accompanying notes are an integral part of these financial statements.

                                LEADING-EDGE EARTH PRODUCTS, INC.
                                         (UNAUDITED)
       Statement of Cash Flows for the Three Months ended July 31, 2000 and July 31, 1999

================================================================================================
                                                                          Three Months ended
                                                                       -------------------------
                                                                        31-Jul-00     31-Jul-99
                                                                       -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $ (415,005)  $   (93,928)

ADJUSTMENTS TO RECONCILE NET LOSS TO
   CASH USED IN OPERATING ACTIVITIES
     Noncash compensation expenses
        related to nonqualified stock                                            -       140,353
        options and grants
     Depreciation and amortization                                          48,615             -
     Write-off of long-term assets                                               -             -
     Accrued interest and royalty obligation                                     -             -
     Settlement of lawsuit                                                       -             -

CHANGES IN OPERATING ITEMS
     Receivables                                                            38,186             -
     Inventory                                                            (214,964)            -
     Prepaid expenses and deposits                                           2,748        10,354
     Accounts payable                                                       82,855       (38,485)
     Accrued salary obligations                                             18,000       (15,000)
     Accrued interest payable                                                8,229         8,463
                                                                       -----------   -----------
     Total adjustments to Operating Loss                                   (16,331)      105,685
                                                                       -----------   -----------
CASH USED IN OPERATING ACTIVITIES                                         (431,336)       11,757

     Investment in affiliate                                                     -      (115,768)
     Equipment purchases, disposals                                              -       (63,556)
     Purchase intangible                                                         -             -
     Payments on notes receivable from
          stockholders                                                           -             -
                                                                       -----------   -----------
CASH USED IN INVESTING ACTIVITIES                                                -      (179,324)

FINANCING ACTIVITIES:

     Increase in line of credit                                             46,983           608
     Sale of common stock                                                  175,771        44,404
     Exercise of stock options                                                   -             -
     Exercise of Class A warrants                                                -             -
     Contributed capital                                                         -             -
     Proceeds from notes payable                                           197,100        27,613
     Principal payments on capital lease obligations                       (57,403)            -
         obligations
     Proceeds from loans from                                               39,745        95,000
     stockholders

     Payments on notes payable                                                   -             -
     Payments on loans from stockholders                                         -             -
                                                                       -----------   -----------
CASH FROM FINANCING ACTIVITIES                                             402,196       167,625

     Change in cash                                                        (29,140)           58
     Cash at beginning of period                                            75,994         1,124
                                                                       -----------   -----------
     Cash at end of period                                              $   46,854    $    1,182
                                                                       -----------   -----------

   The accompanying notes are an integral part of these financial statements.

                        LEADING-EDGE EARTH PRODUCTS, INC.

July 31, 2000

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

INVENTORY Inventory is stated at the lower of cost or market assuming FIFO. The inventory that was purchased in April 2000 from LBS is stated at the historical cost to the joint venture.

PROPERTY AND EQUIPMENT In April 2000, the Company purchased all of the assets from a joint venture partner, LEEP Building Systems, Inc. ("LBS"). the Company acquired certain assets including inventory, equipment, and a proprietary process in exchange for certain receivables due from LBS, common shares of the Company, and agreeing to pay certain incidental payables of the joint venture. The assets acquired were recorded at the fair value of the considerations exchanged, including 1,800,000 shares of the Company's common stock with an estimated market value of $198,000. In May 2000, the Company took delivery of a Bradbury Rollforming Machine, financed through a capital lease, with a cost of $872,000. Management estimates the economic life of this equipment to be 7 years.

INTANGIBLE ASSET The value of the proprietary manufacturing process acquired from LBS was based on the fair market value of the 1,800,000 shares of common stock exchanged in the acquisition of assets. Management estimates that the economic life of this intangible asset to be 10 years.

LAND AND EQUIPMENT HELD FOR SALE As of July 31, 2000, the Company plans to sell certain land, improvements, and equipment held by the Company located in Shoshone, ID, which are recorded at book value. Management estimates that the net realizable value from the sale of these assets will be more than the recorded book value.

NET LOSS PER COMMON SHARE Net Loss per common share is computed based on the weighted average number of common shares and common share equivalents outstanding. There was no difference between primary and fully diluted earnings for the period presented.

STOCK-BASED COMPENSATION There was no stock-based compensation during the quarter ended July 31, 2000.

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

STOCK OPTIONS During the quarter ended July 31, 2000 no stock options were granted.

LOANS FROM STOCKHOLDERS On July 31, 2000, the Company owed $98,855, in unsecured, demand notes payable to stockholders with interest accruing at 8% or 10% per annum. Also, as of July 31 $47,390 in accrued interest was owed to officers and directors of the Company. On July 1, 2000 the Company signed a loan from a board of director for the purchase of materials. The amount of the loan is $197,223 and bears interest at the rate of 12% per annum, due and payable on 12/31/00. The loan is convertible to 1,000,000 shares of stock at the due date at the lender's option.

LINE OF CREDIT The unused portion of LEEP's $50,000 line of credit was $2,632 and $49,750 at July 31,2000 and April 30,2000 respectively. The Company's CEO personally guaranteed this line of credit.

Note 3: COMMITMENTS AND CONTINGENCIES

In May, 2000 LEEP accepted delivery of a Bradbury Rollforming Machine costing $872,000. LEEP leased this equipment through a full payout lease, accounted for as a capital lease, for 60 months with monthly payments of $18,776.41. Grant Record and an outside investor have provided a limited guarantee with recourse and the manufacturer has provided a remarketing agreement.

Operating leases the Company is obligated for amount to $14,106 per month. These leases expire in 20 to 40 months and represent a total obligation of $225,250 over their terms.

Note 4:  SUBSEQUENT EVENTS

In August 2000 LEEP received a $100,000 short-term loan from an outsider in exchange for a note and stock option agreement.

Note 5: PROPERTY AND EQUIPMENT
Property and equipment at July 31, 2000 are summarized as follows:

      Plant design                   $  117,025
      Manufacturing equipment         1,033,699
      Office equipment                   11,779
                                     ----------
      Total                          $1,162,503
      Accumulated depreciation          (46,450)
                                     ----------
      Net book value                 $1,116,053

Note 6: INVENTORIES

Inventories at July 31, 2000 are summarized as follows:

      Raw Materials                  $  257,652
      Work in Process                    69,485
      Finished Goods                      5,388
                                     ----------
      Total                          $  332,515

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

Matters discussed herein, contain forward-looking statements that involve risk and uncertainties. This is particularly true as it relates to comments about the development and funding of the full-scale plant, and building a distributor dealer network and LEEP's ability to produce product. LEEP's results may differ significantly from results indicated by forward-looking statements. Factors that might cause some differences, include, but are not limited to:

o Changes in general economic conditions, including but not limited to increases in interest rates, and shifts in domestic building construction requirements;

o Government regulations affecting customers, and local government permitting of buildings using LEEP panels;

o Risks generally involved in the construction business, including weather, fixed price contracts and shortages of materials or price-competitive labor;

o There are other companies with substantial capacity to build a structural steel skin polyurethane panel, which could represent competition to LEEP STRUCTURAL CORE(R) construction in certain types of buildings;

o The ability of LEEP to successfully bring the products from their development stage into full and profitable production and sales;

o LEEP's ability to raise sufficient debt and/or equity capital to perfect its business plans. In particular the application for the USDA guaranteed bank loan described below might not be approved by the government, the syndicate of banks needed may not be fully subscribed to, and LEEP might not be able to attract the $5,000,000 cash equity required;

o    The occurrences of incidents that could subject LEEP to liability or fines;

o LEEP's ability to obtain the sales orders necessary to support the volume of production required to sustain successful operations.

o The ability of LEEP to attract the needed network of dealers and distributors to support production capacity.

PLAN OF OPERATION: LEEP recently moved LEEPCORE production into a newly customized 30,000 square foot building and received delivery of a 100-foot long three-stage rollforming system and two additional semi-automatic production presses. This current complement of equipment is capable of producing 2,268 panels or 54,432 square feet of LEEPCORE panels per month. Present facilities allow for two additional presses at an additional cost of $250,000, which would give the Pennsylvania plant the ability to produce 90,720 square feet of LEEPCORE panels per month. The plant presently employs six people, which is sufficient to support the present one shift operation.

LEEP's product is being marketed and sold as a pre-engineered building system to architects, builders and developers. A network of specialized distributors and dealers in the U.S. is being put together and is presently introducing the product in the marketplace in tandem with The Company's corporate sales programs.

LEEP's primary focus for 2000/2001 is to manufacture and market its LEEP STRUCTURAL CORE product. LEEP's strategy is to establish markets and build sales backlog, and develop a full-scale highly automated manufacturing plant capable of producing 100,000 square feet of pre-engineered panels per day that will employ approximately 200 people. Financial commitments are not in place at this time for the full-scale plant. LEEP's immediate second and third quarter calendar 2000 focus is to use the expanding production capacity of the Pennsylvania plant to meet the demands of sales to be generated by its developing distributor dealer network and direct sales efforts. LEEP's STRUCTURAL CORE product is being produced on a daily basis in the Company's Montoursville, PA plant.

LEEP retained the Pinnacle Consulting Group, Snohomish, WA, to assist with completing and implementing the design of a full-scale manufacturing plant. Pinnacle's work will result in a set of drawings, specifications, and equipment vendor list. LEEP will be able to use Pinnacle's documentation package, permanently, to duplicate LEEP's first full-scale production facility anywhere in the world.

LIQUIDITY AND CAPITAL RESOURCES: In recent years LEEP has been almost entirely dependent on its CEO, Grant Record, arranging credit facilities, making personal loans, procuring loans from other stockholders, and selling stock to investors in order to meet the monthly cash needs of LEEP. LEEP does not have a regular stream of revenue from operations beyond its first sale in Houston and does not have assets that can be liquidated to cover cash requirements.

LEEP has submitted a loan request for $20,000,000 to a bank for the purpose of funding the establishment of its first full-scale highly automated manufacturing plant and working capital to see it through the startup phase. The bank will require a 60% guarantee from the USDA, Rural Development Business and Industry Loan Program. LEEP has paid a non-refundable deposit of $12,500 to the bank and has received a conditional commitment in return from the bank. LEEP has many conditions to fulfill in order to qualify for the loan. The bank has submitted the application to the USDA, which presently has the application under consideration. Of the conditions yet to be met the most significant includes the requirement that LEEP provide $5,000,000 cash equity into the project. At this time arrangements have not been made to supply the needed cash equity. LEEP must acquire property for the plant that appraises at $2,500,000. At the present time LEEP has paid $20,000 to obtain an option on a building that it believes will meet the requirements of the USDA and LEEP. The bank has stipulated that the loan cannot close unless the bank locates other participants for $7,000,000 of the un-guaranteed portion of the loan. LEEP is seeking other bank participation, but has not received additional commitments.

LEEP acquired manufacturing equipment costing up to $1,132,000 which was financed with leases from finance companies in the amount of $1,132,000 over 60 months with monthly payments of approximately $23,000 to pay for the machines. LEEP also was able to order 400,000 pounds of steel to be used in the production of panels with the help of a director. Two company directors have provided a limited guarantee with recourse, and one of the manufacturers has provided a remarketing agreement for $872,000. LEEP entered into agreements with one of the company directors who provided the financial guarantees requiring LEEP to escrow 2,000,000 shares of Rule 144 restricted common stock in the director's name to be issued to the director in the event of default by LEEP that results in the director being required to make payments. As a part of this agreement LEEP was also required to grant the director and his associates options to purchase 1,300,000 shares of Rule 144 restricted common stock at $0.15 and $0.20 per share, which have been exercised. In August LEEP borrowed $100,000 from an investor with a short-term note and option to purchase stock.

In the year ended April 30, 1998, LEEP raised $20,000 from the sale of stock, borrowed $51,562 from stockholders and $386,500 from a credit facility, and issued stock for $605,132 worth of Company obligations. In the year ended April 30, 1999, LEEP received $46,816 from a credit facility, sold stock for $170,000 in cash and payables, and increased notes payable by $98,020. In the year just ended LEEP sold stock for $973,557 for cash, payables and services rendered, and received $235,000 from the exercise of stock options. In the quarter ended July 31, 2000 LEEP increased borrowing by $283,828, sold stock for $175,771, and obtained a new equipment lease for $848,424.

LEEP will continue borrowing money and selling stock to fund its corporate overhead and maintain operations at its Pennsylvania plant. Because of its full time staff, rent, lease payments on equipment, and needed supplies resulting from entering the manufacturing phase of the business, LEEP's minimum cost of operation is approximately $150,000 per month. While LEEP has been successful to date in funding its overhead, arrangements are not in place to cover these costs for the foreseeable future; however, the larger production capacity now in place allows the Company to support increased sales to a profitable self-sustaining level.

RESULTS OF OPERATIONS: There were no sales in the quarter just ended. LEEP is currently manufacturing LEEPCORE panels for inventory in order to support ongoing sales efforts. Large increases in operating expenses over the first quarter of last year are due to the fact that LEEP operated a manufacturing plant producing finished goods for the entire quarter for the first time in its history. For further analysis, see LEEP's Statement of Cash Flows.

PART II OTHER INFORMATION

ITEM I.  LEGAL PROCEEDINGS

LEEP is not engaged in any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

There have been no changes in instruments defining the rights of holders of any class of securities.

On May 19, 2000, 200,000 shares of Rule 144 restricted common stock were issued as part of a private offering to an existing shareholder for cash.

On June 12, 2000, 60,000 shares of Rule 144 restricted common stock were issued as part of a private offering to an existing shareholder for cash.

On June 14, 2000, 40,000 shares of restricted Rule 144 stock were issued as part of a private offering to a vender in exchange for services rendered.

June 30, 2000, 200,000 shares of Rule 144 restricted common stock were issued as part of a private offering to an existing shareholder for cash.

July 12, 2000, 771.39 shares of restricted Rule 144 stock were issued as part of a private offering to a vender in exchange for accounts payable.

July 27, 2000, 250,000 shares of Rule 144 restricted common stock were issued as part of a private offering to an existing shareholder for cash.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters have been submitted to a vote of securities holders since the Annual Meeting held in Seattle on April 28, 2000. Business transacted at that meeting was summarized in LEEP's 10-KSB report filed on August 14, 2000

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27.1 Financial Data Schedule.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1034, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Leading-Edge Earth Products, Inc.

Date:  September 13, 2000

/s/ GRANT C. RECORD                         /s/ JAMES R. MEDLEY
---------------------------                 ----------------------------
Grant C. Record                             James R. Medley
CEO and Secretary                           Treasurer

Exhibit 27.1