Form 10QSB
period 2000-10-31
LEADING EDGE EARTH PRODUCTS INC
filed 2000-12-20
CIK 911212

                                   FORM 10-QSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2000

                                ----------------

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

                    319 Nickerson St. #186, Seattle, WA 98109
               -------- -----------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  800-788-3599
                            Issuer's telephone number

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

        State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 41,708,614 shares as of December 15, 2000.

        Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

PART I

ITEM 1.  FINANCIAL STATEMENTS

                        LEADING-EDGE EARTH PRODUCTS, INC.

                                "Unaudited"              31-Oct-00
                                                        -----------
ASSETS
Current assets:
      Cash                                              $     6,823
      Receivables, net of reserve                                 0
      Inventories                                           381,893
      Prepaid expenses and deposits                          10,632
                                                        -----------
        Total current assets                                399,348

Long-lived Assets
      Property, plant and equipment                       1,268,067
      Accumulated depreciation                              (93,842)
      Intangible assets                                     198,000
      Accumulated amortization                              (11,550)
                                                        -----------
        Total long-lived assets                           1,360,675
                                                        -----------
      Land and equipment held for sale                      134,108
                                                        -----------
        Total assets                                    $ 1,894,131
                                                        ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
      Credit line                                       $    48,421
      Accounts payable                                      367,613
      Accrued contract salary payable                       191,915
      Accrued royalties and interest payable                139,109
      Loans from shareholder                                367,987
      Notes payable                                         201,703
                                                        -----------
        Total current liabilities                         1,316,748

Long Term Liabilities:
      Leases payable                                        907,955
                                                        -----------
        Total liabilities                                 2,224,703

Shareholders' equity (deficit):
      Common stock, no par value 100 million
        shares authorized, 39,875,254 issued              7,617,796
      Note receivable from shareholders                     (80,000)
      Accumulated deficit                                (7,868,368)
                                                        -----------
        Total shareholders' equity                         (330,572)
                                                        -----------
        Total liabilities and shareholders' equity      $ 1,894,131
                                                        ===========

           The accompanying notes are an integral part of these financial statements

                        LEADING-EDGE EARTH PRODUCTS, INC.

             Statement of Operations for Three and Six Months Ended
                      October 31, 2000 and October 31, 1999

                                   "Unaudited"

                                                                    Three months ended                   Six months ended
                                                              31-Oct-00          31-Oct-99          31-Oct-00          31-Oct-99
                                                             ------------       ------------       ------------       ------------
INCOME:
      Sales                                                  $         --       $         --       $         --       $         --
      License and consulting revenues                                  --                 --                 --                 --
      Interest                                                          3             24,420                  3             45,464
      Other                                                            --                 84                 14                784
                                                             ------------       ------------       ------------       ------------
                          TOTAL INCOME                                  3             24,504                 17             46,248

IDLE PLANT EXPENSES:                                              117,912                 --            220,408                 --

RESEARCH & DEVELOPMENT EXPENSES:                                   22,992             10,028             42,344             20,126

GENERAL & ADMINISTRATIVE EXPENSES:
      Contract salaries and incentives                             33,000             23,000             73,955             39,529
      Travel and entertainment                                     11,646              2,631             30,414              8,681
      Legal and professional                                       47,889             42,597            119,685             71,743
      Promotion & corp. development                                 7,319             17,516             22,909             36,604
      Other general and administrative costs                      105,673              5,484            183,903             16,234
      Manufacturing equipment lease                                                   12,442             35,206             12,442
                                                             ------------       ------------       ------------       ------------
                          TOTAL GENERAL AND ADMINISTRATIVE        205,527            103,670            466,072            185,233

INTEREST AND OTHER EXPENSE
      Interest                                                     56,108              8,740             88,734             19,113
      Adjustment for unpaid revenues from
          Affiliate                                                    --             15,002                 --             28,640
                                                             ------------       ------------       ------------       ------------
                          TOTAL INTEREST AND OTHER EXPENSE         56,108             23,742             88,734             47,753
                                                             ------------       ------------       ------------       ------------
                          TOTAL EXPENSES                          402,539            137,440            817,558            253,112
                                                             ------------       ------------       ------------       ------------
                          NET LOSS                           $   (402,536)      $   (112,936)      $   (817,541)      $   (206,864)

Basic and diluted loss per share                             $      (0.01)      $      (0.00)      $      (0.02)      $      (0.01)

Weighted average shares outstanding                            39,929,863         29,394,454         39,163,007         29,394,454
                                                             ============       ============       ============       ============



The accompanying notes are an integral part of these financial statements

                        LEADING-EDGE EARTH PRODUCTS, INC.

             Statement of Cash Flows for Three and Six months ended
                      October 31, 2000 and October 31, 1999

                                   "Unaudited"

                                                         Three months ended                  Six months ended
                                                    31-Oct-00         31-Oct-99         31-Oct-00        31-Oct-99
                                                   -----------       -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                       $  (402,536)      $  (112,936)      $  (817,541)      $  (206,864)

ADJUSTMENTS TO RECONCILE NET LOSS TO CASH
FLOWS USED IN OPERATING ACTIVITIES:
    Noncash compensation expenses related to
       nonqualified stock options and grants
    Depreciation and amortization                       52,342            11,327           100,957           151,680
    Write-off of long-term assets
    Accrued royalty obligation
    Settlement of lawsuit

CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Receivables                                                                             38,186
    Inventory                                          (49,378)                           (264,342)
    Prepaid expenses and deposits                        2,488            (8,812)            5,236             1,542
    Accounts payable                                   159,228               227           242,083           (38,258)
    Accrued salary obligations                          23,000            18,000            41,000             3,000
    Accrued interest payable                            23,069             1,597            31,298            10,060
                                                   -----------       -----------       -----------       -----------
          Total adjustments to Operating Loss          210,749            22,339           194,418           128,024
CASH USED IN OPERATING ACTIVITIES                     (191,787)          (90,597)         (623,123)          (78,840)

INVESTING ACTIVITIES:
    Investment in affiliate                                              (90,916)                           (206,684)
    Equipment purchases, disposals                    (105,564)                         (1,011,391)          (63,556)
    Purchase intangible
    Pmts on notes receivable fm stockholders
                                                   -----------       -----------       -----------       -----------
CASH USED BY INVESTING ACTIVITIES                     (105,564)          (90,916)       (1,011,391)         (270,240)

FINANCING ACTIVITIES:
    Increase in line of credit                           1,053            (2,789)           48,036            (2,181)
    Sale of common stock                                24,704           186,233           200,475           230,637
    Exercise of stock options                                             75,000                              75,000
    Exercise of Class A warrants
    Contributed capital
    Proceeds from notes payable
    Increase in leases payable                          59,531                             907,955
    Proceeds from loans from stockholders              269,132            71,233           308,877           166,233
    Payments on notes payable                          (97,100)                            100,000            27,613
    Payments on loans from stockholders                                 (146,233)                           (146,233)
                                                   -----------       -----------       -----------       -----------
CASH PROVIDED BY FINANCING                             257,320           183,444         1,565,343           351,069

    Net change in cash                                 (40,031)            1,931           (69,171)            1,989
    Cash at beginning of period                         46,854             1,182            75,994             1,124
                                                   -----------       -----------       -----------       -----------
    Cash at end of period                          $     6,823       $     3,113       $     6,823       $     3,113
                                                   ===========       ===========       ===========       ===========

The accompanying notes are an integral part of these financial statements

October 31, 2000

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

PROPERTY AND EQUIPMENT In October 2000, the Company took delivery of a custom panel press, financed through a capital lease, with a cost of $99,500. The sum of the minimum lease payments is $130,003. Management estimates the economic life of this equipment to be 7 years.

NET LOSS PER COMMON SHARE Net Loss per common share is computed based on the weighted average number of common shares and common share equivalents outstanding. There was no difference between primary and fully diluted earnings for the period presented.

STOCK-BASED COMPENSATION There was no stock-based compensation during the quarter ended October 31, 2000.

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

STOCK OPTIONS During the quarter ended October 31, 2000 no stock options were granted.

LOANS FROM STOCKHOLDERS On October 31, 2000, the Company owed $367,387 in unsecured, demand notes payable to stockholders with interest accruing at 8% or 10% per annum. Also, as of October 31 $139,109 in accrued interest was owed to officers and directors of the Company.

LINE OF CREDIT The unused portion of LEEP's $50,000 line of credit was $1,579. The Company's CEO personally guaranteed this line of credit.

Note 3: COMMITMENTS AND CONTINGENCIES

In October, 2000 LEEP accepted delivery of a custom panel press costing $99,500. LEEP leased this equipment through a full payout lease, accounted for as a capital lease, for 60 months with monthly payments of $2,167. Grant Record and an outside investor have provided a limited guarantee with recourse and the manufacturer has provided a remarketing agreement.

Operating leases the Company is obligated for amount to $14,106 per month. These leases expire in 20 to 40 months and represent a total obligation of $225,250 over their terms.

The current portion of leases payable is $167,357.

Note 4:  INTERIM FINANCIAL STATEMENTS
The unaudited interim financial statements reflect all normal and necessary adjustments that are, in the opinion of management, required for a fair presentation of the results of the interim period.

Note 5: PROPERTY AND EQUIPMENT
Property and equipment at October 31, 2000 are summarized as follows:

          Plant design                           $   117,025
          Manufacturing equipment                  1,139,263
          Office equipment                            11,779
                                                 -----------

          Total                                  $ 1,268,067
          Accumulated depreciation                   (93,842)
                                                 -----------
          Net book value                         $ 1,174,225


Note 6: INVENTORIES

Inventories at October 31, 2000 are summarized as follows:

          Raw Materials                 $262,452
          Work in Process                104,623
          Finished Goods                  14,818
                                        --------
           Total                        $381,893

LEADING-EDGE EARTH PRODUCTS, INC.

PLAN OF OPERATION: LEEPCORE production is located in a newly customized 30,000 square foot building and operational with a 100-foot long three-stage rollforming system and three semi-automatic production presses. This current complement of equipment is capable of producing 2,268 panels or 54,432 square feet of LEEPCORE panels per month. Present facilities allow for two additional presses at an additional cost of $250,000, which would give the Pennsylvania plant the ability to produce 90,720 square feet of LEEPCORE panels per month. The plant presently employs six people, which is sufficient to support the present one shift operation.

LEEP's product is being marketed and sold as a pre-engineered building system, or a central structural/element to serve as walls, roofs and floors for pre-engineered buildings, to architects, builders and developers. A network of specialized distributors is being developed and is presently introducing the product in the marketplace in tandem with the Company's corporate sales program. The Company designed and constructed a 3 x 3 x 9 meter (10' x 10' x 30') `Modular Accommodation' building that it is marketing to the oil industry. It is anticipated that the unit will be used singularly or in combinations to accommodate lodging, computer installations, kitchens, tool sheds, dining, exercise rooms, etc. LEEP has also been pursuing a contract to supply the US Army with Rapid Deployment Shelters. LEEP remains optimistic about an Army contract since it was selected as a finalist and LEEP structures are planned to undergo field-testing. The Company is exploring opportunities in Florida where new 120 MPH wind codes are coming into effect on both Florida coasts in 2001. LEEP has expectations that LEEPCORE walls will be successful in high wind resistant designs for Florida and other gulf coast states markets.

LEEP's primary focus for 2000/2001 is to manufacture, market and sell its LEEP STRUCTURAL CORE product. LEEP's strategy is to establish markets and build sales backlog. LEEP plans to develop the financing to construct a full-scale highly automated manufacturing plant capable of producing 100,000 square feet of pre-engineered panels per day, employ approximately 200 people, and reduce cost of goods sold to a level that will allow LEEP to compete successfully in the market. Financial commitments are not in place at this time for the full-scale plant. LEEP's focus is to use the production capacity of the Pennsylvania plant to meet the demands of sales to be generated by its sales efforts. LEEP's STRUCTURAL CORE product is being produced on a daily basis in the Company's Montoursville, PA plant.

LEEP retained a consulting group to assist with completing and implementing the design of a full-scale manufacturing plant. The work will result in a set of drawings, specifications, and equipment vendor list. LEEP will be able to use the documentation package, permanently, to duplicate LEEP's first full-scale production facility anywhere in the world.

LIQUIDITY AND CAPITAL RESOURCES: In recent years LEEP has been almost entirely dependent on its CEO, Grant Record, arranging credit facilities, making personal loans, procuring loans from other stockholders, and selling stock to investors in order to meet the monthly cash needs of LEEP. At this time, other members of the Board are assisting Mr. Record, and are having serious discussions with qualified investors for the purpose of providing for LEEP's cash needs through the next year. LEEP does not have any revenue beyond its first sale in Houston, does not have orders for its product, and does not have assets that can be liquidated to cover cash requirements.

LEEP has submitted a loan request for $20,000,000 to a bank for the purpose of funding the establishment of its first full-scale highly automated manufacturing plant and working capital to see it through the startup phase. The bank will require a 60% guarantee from the USDA, Rural Development Business and Industry Loan Program. LEEP has paid a non-refundable deposit of $12,500 to the bank and has received a conditional commitment in return from the bank. LEEP has many conditions to fulfill in order to qualify for the loan. The bank has submitted the application to the USDA, which presently has the application under consideration. The USDA is asking for an independent feasibility study from a qualified independent consultant that LEEP has been unable to obtain to date. The USDA has offered no assurance that the project could be funded. Of the conditions yet to be met the most significant includes the requirement that LEEP provide $5,000,000 cash equity into the project. At this time arrangements have not been made to supply the needed cash equity or required collateral. LEEP must acquire property for the plant that appraises at $2,500,000. At the present time LEEP has paid $30,000 to obtain an option on a building, which when purchased, will help meet the requirements of the USDA and LEEP. The bank has stipulated that the loan cannot close unless the bank locates other participants for $7,000,000 of the un-guaranteed portion of the loan. LEEP is seeking other bank participation, but has not received additional commitments.

LEEP acquired manufacturing equipment costing $1,132,000 which was financed with leases from finance companies in the amount of $1,132,000 over 60 months with monthly payments of approximately $23,000 to pay for the machines. LEEP also was able to order 400,000 pounds of steel to be used in the production of panels with the help of a director. Two company directors have provided a limited guarantee with recourse, and one of the manufacturers has provided a remarketing agreement for $872,000. LEEP entered into agreements with one of the company directors who provided the financial guarantees requiring LEEP to escrow 2,000,000 shares of Rule 144 restricted common stock in the director's name to be issued to the director in the event of default by LEEP that results in the director being required to make payments. LEEP is having difficulty staying current on all equipment and property leases and is in danger of defaulting on its property lease. The Company has received notice of default on a $73,000 loan secured by 35 acres of undeveloped property in Idaho that LEEP is attempting to sell. A note is currently due to be paid down by $23,058.

LEEP will continue borrowing money and selling stock to fund its corporate overhead and maintain operations at its Pennsylvania plant. Because of its full time staff, rent, lease payments on equipment, and needed supplies resulting from entering the manufacturing phase of the business, LEEP's minimum cost of operation is approximately $140,000 per month. With no revenue from operations LEEP is having difficulties funding its overhead, and current liabilities have more than doubled in the first six months of the fiscal year. Arrangements are not in place to cover these costs for the foreseeable future.

In the year ended April 30, 1998, LEEP raised $20,000 from the sale of stock, borrowed $51,562 from stockholders and $386,500 from a credit facility, and issued stock for $605,132 worth of Company obligations. In the year ended April 30, 1999, LEEP received $46,816 from a credit facility, sold stock for $170,000 in cash and payables, and increased notes payable by $98,020. In the year just ended LEEP sold stock for $973,557 for cash, payables and services rendered, and received $235,000 from the exercise of stock options. In the quarter ended October 31, 2000 LEEP increased borrowing by $232,616, sold stock for $24,704.


RESULTS OF OPERATIONS: There were no sales in the quarter just ended. LEEP is currently manufacturing LEEPCORE panels for inventory in order to support future sales. Large increases in operating expenses over the same quarter of last year are due to the fact that LEEP is operating a manufacturing plant producing finished goods for inventory that it was not doing last year. For further analysis, see LEEP's Statement of Cash Flows.


PART II OTHER INFORMATION

ITEM I.  LEGAL PROCEEDINGS

The company has received notice of default on a $73,000 plus interest note secured by 35 acres of undeveloped property, which is held in the company's name in Shoshone, Idaho. The property will be sold at a trustee sale on April 26, 2001 by Twin Falls Title and Escrow Company, Twin Falls, Idaho, in the event the Company does not satisfy the loan pay off amount by that date. The purchase price of the land was fully financed by the above note. As of the company's decision to manufacture elsewhere, the company plans to sell the property to pay the note balance during the 120-day cure period provided by the legal notice.

ITEM 2.  CHANGES IN SECURITIES

There have been no changes in instruments defining the rights of holders of any class of securities.

On August 1, 27, 30, September 15, 27, 29, 30, October 15, 27, and 30, 3,000
shares (for a total of 30,000 shares) of Rule 144 restricted common stock were issued to lenders as required by the notes.

On September 29, 2000 130,000 shares of Rule 144 restricted common stock were issued to a member of the Board for cash.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters have been submitted to a vote of securities holders since the Annual Meeting held in Seattle on April 28, 2000. Business transacted at that meeting was summarized in LEEP's 10-KSB report filed on August 14, 2000.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27.1 Financial Data Schedule.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1034, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Leading-Edge Earth Products, Inc.

Date:  December 19, 2000

/s/ GRANT C. RECORD                          /s/ JAMES R. MEDLEY
Grant C. Record                              James R. Medley
CEO and Secretary                            Treasurer

                                 EXHIBIT INDEX


 Number                   Description
--------            -----------------------
 27.1               Financial Data Schedule