Form 10QSB
period 2001-01-31
LEADING EDGE EARTH PRODUCTS INC
filed 2001-03-26
CIK 911212

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2001
                                                -----------------

               ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT
           For the transition period from ___________ to ____________
                        Commission file number 93-67656-S
                                   -----------

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

          200 South Wacker Drive, Suite 4000, Chicago, Illinois, 60606
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  800-788-3599
                                  ------------
                            Issuer's telephone number

                    319 Nickerson St. #186, Seattle, WA 98109
                   ------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

    State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 43,359,476 shares as of January 31, 2001.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I

Item 1.  Financial Statements
         --------------------

                        LEADING-EDGE EARTH PRODUCTS, INC.
                                  Balance Sheet
                                   "Unaudited"                  January 31, 2001
--------------------------------------------------------------------------------
ASSETS
Current assets:
        Cash                                                        $   139,185
        Receivables, net of reserve                                           0
        Inventories                                                     401,169
        Prepaid expenses and deposits                                    10,632
                                                                    ------------
          Total current assets                                          550,986

Long-lived Assets
        Property, plant and equipment                                 1,269,271
        Accumulated depreciation                                       (141,235)
        Intangible assets                                               198,000
        Accumulated amortization                                        (16,500)
                                                                    ------------
          Total long-lived assets                                     1,309,536
                                                                    ------------
        Land and equipment held for sale                                134,108
                                                                    ------------
          Total assets                                              $ 1,994,630
================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
        Credit line                                                 $    47,726
        Accounts payable                                                278,531
        Accrued contract salary payable                                 197,915
        Accrued royalties and interest payable                          152,939
        Loans from shareholder                                          442,987
        Notes payable                                                   101,703
                                                                    ------------
          Total current liabilities                                   1,221,802

Long Term Liabilities:
        Leases payable                                                  933,149
                                                                    ------------
          Total liabilities                                           2,154,951

Shareholders' equity (deficit):
        Common stock, no par value
        100 million shares authorized, 43,359,476 issued              8,072,083
        Note receivable from shareholders                               (80,000)
        Accumulated deficit                                          (8,152,404)
                                                                    ------------
          Total shareholders' equity                                   (160,321)
                                                                    ------------
          Total liabilities and shareholders' equity                $ 1,994,630
================================================================================

    The accompanying notes are an integral part of these financial statements


                        LEADING EDGE EARTH PRODUCTS INC
                            STATEMENTS OF OPERATIONS
                                  "UNAUDITED"

                                                   3 months ended January 31,     9 Months ended January 31,
                                                    2001            2000            2001            2000
                                                -------------   -------------   -------------   -------------
Income
     Sales                                      $          -    $          -    $          -    $          -
     License and Consulting Revenues                       -               -               -               -
     Interest                                              -          15,712               3          61,176
     Other                                                 -               -              14             784
                                                -------------   -------------   -------------   -------------
Total Income                                               -          15,712              17          61,960
                                                -------------   -------------   -------------   -------------
Manufacturing Overhead                               132,344               -         352,752               -

Research and Development Expenses                        541          23,083          42,885          43,209

General & Administrative Expenses
     Contract Salaries and Incentives                 27,420          28,697         101,375          68,226
     Travel and Entertainment                          7,706          10,810          38,120          19,491
     Legal and Professional                           33,543          22,485         153,228          94,228
     Promotion and Corporate Development                 774          22,082          23,683          58,686
     Other General & Administrative Expenses          26,396           9,925         210,299          26,159
     Manufacturing Equipment Lease                   122,872          23,356         158,078          35,798
                                                -------------   -------------   -------------   -------------
Total General & Administrative Expenses              218,710         117,355         684,782         302,588

Interest Expense                                      45,980           6,918         134,714          26,031

Adjustment for Unpaid Revenues from Affiliate              -          22,767               -          51,407
                                                -------------   -------------   -------------   -------------
Total Expenses                                       397,576         170,123       1,215,134         423,235
                                                -------------   -------------   -------------   -------------
Net Loss                                        $   (397,576)   $   (154,411)   $ (1,215,117)   $   (361,275)
                                                =============   =============   =============   =============
Net Loss per share                              $       0.01    $       0.00    $       0.03    $       0.01
                                                =============   =============   =============   =============
Weighted average shares outstanding               41,036,661      31,193,848      40,076,922      31,193,848
                                                =============   =============   =============   =============
The accompanying notes are an integral part of these financial statement

                         LEADING EDGE EARTHPRODUCTS INC
                            STATEMENTS OF CASH FLOWS
                                  "UNAUDITED"

                                                   Nine Months ended January 31,
                                                         2001           2000
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                        $(1,215,117)   $  (361,275)

Adjustments to reconcile net loss to cash
flows used in operating activities:
     Noncash compensation expenses related to
       nonqualified stock options and grants                   -        151,680
     Depreciation and amortization                       153,301              -

Changes in operating assets and liabilities:
     Receivables                                          38,186          7,083
     Inventory                                          (283,618)             -
     Prepaid expenses and deposits                        (5,236)         9,668
     Accounts payable                                    153,001        (39,172)
     Accrued salary obligations                           47,000         21,000
     Accrued interest payable                             45,128         14,315
                                                     ------------   ------------
Total adjustments to Operating Loss                      147,763         16,574
                                                     ------------   ------------
Cash used in operating activities                     (1,067,354)      (196,701)
                                                     ------------   ------------
INVESTING ACTIVITIES:
     Investment in affiliate                                   -       (384,542)
     Equipment purchases, disposals                   (1,012,595)       (63,556)
                                                     ------------   ------------
Cash used in investing activities                     (1,012,595)      (448,098)
                                                     ------------   ------------
FINANCING ACTIVITIES:
     Increase in line of credit                           47,341        (23,923)
     Sale of common stock                                654,762        593,093
     Exercise of stock options                                 -         75,000
     Increase in leases payable                          933,149         27,613
     Proceeds from loans from stockholders               383,877        146,233
     Payments on loans from stockholders                       -       (146,233)
                                                     ------------   ------------
Cash provided by financing                             2,019,129        671,783
                                                     ------------   ------------
     Net change in cash                                  (60,820)        26,984
     Cash at beginning of period                          75,994          1,124
                                                     ------------   ------------
     Cash at end of period                           $   139,185    $    28,108
                                                     ============   ============



The accompanying notes are an integral part of these financial statement

January 31, 2001

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

STOCK-BASED COMPENSATION There was no stock-based compensation during the quarter ended January 31, 2001.

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

STOCK OPTIONS During the quarter ended January 31, 2001 stock purchase warrants were granted to nine officers, directors, employees and certain outside consultants in the amount of 3,050,000 shares exercisable at $0.25 for a term of 10 years.

LOANS FROM STOCKHOLDERS On January 31, 2001, the Company owed $442,987 in unsecured, demand notes payable to stockholders with interest accruing at 8% or 10% per annum. Also, as of January 31, $152,939 in accrued interest was owed to officers and directors of the Company.

LINE OF CREDIT The $50,000 line of credit has been terminated with an outstanding balance of $47,726, on which the Company is continuing to make regular monthly payments. The Company's CEO personally guaranteed this line of credit.

OFFICE SPACE The Company subleases approximately 1,000 square feet of office space for its Corporate Headquarters from Brown Marketing Communications, LLP, at 200 South Wacker Drive, Suite 4000, Chicago, Illinois. The Chairman of the Board, Dennis Schrage, is a principal and President of Brown Marketing Communications, LLP. The terms of the month-to-month sublease are at least as favorable as other similar space in downtown Chicago, and lease payments have been deferred until the cash flow of the Company permits lease payments to be made.

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

The Company is obligated for operating leases in the amount of $25,000 per month. These leases expire in 20 to 40 months and represent a total obligation of $933,149 over their terms.

The current portion of leases payable is $300,000

Note 4:  INTERIM FINANCIAL STATEMENTS
The unaudited interim financial statements reflect all normal and necessary adjustments that are, in the opinion of management, required for a fair presentation of the results of the interim period.

Note 5: PROPERTY AND EQUIPMENT
Property and equipment at January 31, 2001 are summarized as follows:

            Plant design                               $   117,025
            Manufacturing equipment                      1,140,467
            Office equipment                                11,779
                                                       ------------
             Total                                     $ 1,269,271
            Accumulated depreciation                      (141,235)
                                                       ------------
             Net book value                            $ 1,128,036


Note 6: INVENTORIES

Inventories at January 31, 2001 are summarized as follows:

            Raw Materials                              $ 272,795
            Work in Process                              108,316
            Finished Goods                                20,058
                                                       ----------
             Total                                     $ 401,169

LEADING-EDGE EARTH PRODUCTS, INC.

PLAN OF OPERATION: LEEPCORE production is located in a newly customized 30,000 square foot building operational with a 100-foot long three-stage rollforming system and three semi-automatic production presses. This current complement of equipment is capable of producing 2,268 panels or 54,432 square feet of LEEPCORE panels per month. Present facilities allow for three additional presses at an additional cost of $375,000, which would give the Pennsylvania plant the ability to produce 110,000 square feet of LEEPCORE panels per month. The plant presently employs six people, which is sufficient to support the present one shift operation.

The LEEPCORE product is typically factory-configured in large Sections to support construction of pre-engineered structural walls, roofs and floors. The Company's target market has now been identified as high volume users such as large builders, developers contractors and manufactured housing manufacturers. Earlier, the Company planned to develop a network of distributors and dealers to secure, on a commission basis, specific building orders in their territories. With this shift in marketing strategy, the planned distributor network has been abandoned as impractical and inconsistent with the company's strategic focus and primary objective of seeking high volume component sales through the Company's own sales efforts.

In early January, the Company announced that it was expecting "immediate" orders as a result of signing a distributor agreement with an entity in the United Arab Emirates (UAE). Those orders have not been forthcoming, although two of the five anticipated orders are still pending. Management believes that the three potential orders which appear lost at this time were the result of increased political and economic tensions in the region. There can be no assurances that any orders will result from the Company's sales efforts in the Middle East, although at least two opportunities remain in the discussion stage.

The Company designed and constructed a 3 x 3 x 9 meter (10' x 10' x 30') 'Modular Accommodation Building' as a representative building to market to the oil industry, military and school districts. It is anticipated that the unit will be used singularly or in combinations to accommodate lodging, computer installations, kitchens, tool sheds, dining, exercise rooms, classrooms, barracks, rapid deployment shelters, etc. LEEP has also been pursuing a contract to supply the US Army with Rapid Deployment Shelters. LEEP remains optimistic about an Army contract since it was selected as a finalist and LEEP structures are planned to undergo field-testing with the military. The Company is exploring opportunities in Florida where new 120 MPH wind codes are coming into effect on both Florida coasts in 2001. LEEP has expectations that LEEPCORE walls will be successful in high wind resistant designs for Florida and other gulf coast markets. The company received independent test results from Clemson University on January 18, 2001, which stated that the Company's LEEPCORE panel passed windborne debris impact tests at up to 234% of the Dade County (Florida) building code minimum requirement. Complete LEEPCORE product testing will be conducted at RADCO, a specialized and certified testing laboratory in Long Beach, California during the 4th quarter of the current fiscal year. This testing series is being conducted to provide performance data which will enable the Company to receive approvals from all the major building code agencies, including ICBO, SBCCI, BOCA, UBC and IBC. Such approvals cannot be assured, however, the testing is required before application can be made.

LEEP's primary focus for 2001 is to manufacture, market and sell its LEEP STRUCTURAL CORE product. LEEP's strategy is to establish markets and build sales backlog. LEEP plans to develop the financing to construct a full-scale highly automated manufacturing plant capable of producing 100,000 square feet of pre-engineered panels per day, employ approximately 200 people, and reduce cost of goods sold to a level that will allow LEEP to compete successfully in the market. Financial commitments are not in place at this time for the full-scale plant. LEEP's focus is to use the production capacity of the Pennsylvania plant to meet the demands of sales to be generated by its sales efforts. LEEP's STRUCTURAL CORE product is being produced on a daily basis in the Company's Montoursville, PA plant.

LEEP retained a consulting group to assist with completing and implementing the design of a full-scale manufacturing plant. The work will result in a set of drawings, specifications, and equipment vendor list. LEEP will be able to use the documentation package, permanently, to duplicate LEEP's first full-scale production facility anywhere in the world.

On January 29th, 2001, the Company announced that it had signed a non-binding letter of intent with Group 12, LLC for the acquisition of certain assets. As discussions progressed, and subsequent to the end of the fiscal quarter, it became clear to both parties that such an acquisition was not in the best interests of the parties, and the discussions have now shifted emphasis from acquisition to the formation of a joint venture company to manufacture and market LEEPCORE to pre-established customers of the Group 12 Companies. As currently envisioned, Group 12 LLC or it affiliate(s) would contribute customers, and the Company would contribute LEEPCORE manufacturing technology and know-how. There can be no assurance that such a joint venture will be achieved, or that, if achieved, it will be successful, however the Company believes it to be an extraordinary opportunity for large volume sales and is pursuing the discussions vigorously. The Company expects to be in a position to disclose material results of these discussions with Group 12 LLC during the 4th Quarter of fiscal 2001.

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

LEEP has submitted a loan request for $20,000,000 to a bank for the purpose of funding the establishment of its first full-scale highly automated manufacturing plant and working capital to see it through the startup phase. The bank will require a 60% guarantee from the USDA, Rural Development Business and Industry Loan Program. LEEP has paid a non-refundable deposit of $12,500 to the bank and has received a conditional commitment in return from the bank. LEEP has many conditions to fulfill in order to qualify for the loan. The bank has submitted the application to the USDA, which presently has the application under consideration. The USDA is asking for an independent feasibility study from a qualified independent consultant that LEEP has been unable to obtain to date. The USDA has offered no assurance that the project could be funded. Of the conditions yet to be met the most significant includes the requirement that LEEP provide $5,000,000 cash equity into the project. At this time arrangements have not been made to supply the needed cash equity or required collateral. LEEP must acquire property for the plant that appraises at $2,500,000. At the present time LEEP has paid $30,000 to obtain an option on a building, which when purchased, will help meet the requirements of the USDA and LEEP. An additional $10,000 is due to extend the option until May 1, 2001, which has not yet been paid. The bank has stipulated that the loan cannot close unless the bank locates other participants for $7,000,000 of the un-guaranteed portion of the loan. LEEP is seeking other bank participation, but has not received additional commitments.

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

Because of its full time staff, rent, lease payments on equipment, and needed supplies resulting from entering the manufacturing phase of the business, LEEP's minimum cost of operation is approximately $150,000 per month. With no revenue from operations, LEEP plans to continue borrowing money and selling stock to fund its corporate overhead and maintain corporate operations and manufacturing operations at its Pennsylvania plant, although there can be no assurance that the Company will be successful in that effort. Current liabilities have more than doubled in the first nine months of the fiscal year, and financing is not in place to cover these costs for the foreseeable future.

In the nine months ended January 31, 2001 LEEP increased borrowing by $383,877 sold stock for $654,762. In the quarter ended January 31, 2001 the increased borrowings were $75,000 from a director of the Company and the increased stock sales were $454,287, including $293,771 in stock sales to Directors, Director's family members and affiliates.

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

At a special meeting of the Board of Directors on January 9th and 10th, 2001, Dennis Schrage, a director, was elected Chairman. The then Chairman, Donald Bazemore, was elected Vice Chairman. Mr. Schrage is a major shareholder of LEEP and is also President of Brown Marketing Communications, LLP, based in Chicago, Illinois. The board also decided to relocate the Corporate Offices of the

Company from Seattle, Washington, to Chicago, Illinois. The Company's new corporate address is 200 South Wacker Drive, Suite 4000, Chicago, Illinois, 60606. The Company is sharing office space with Brown Marketing Communications, LLP at a favorable rental rate compared to similar office space in Chicago. Accrued rent will be paid as cash flow permits. The Board also agreed to release James Medley from his duties of Treasurer, in light of the Board's belief that Mr. Medley desired to be relieved of those duties. The Board then asked William Nordstrom, a director, to fulfill the duties of Treasurer and Chief Financial Officer on an interim basis, for at least 90 days, to which Mr. Nordstrom agreed.

Part II Other Information
-------------------------

Item I.  Legal Proceedings
-------00-----------------
The company has received notice of default on a $73,000 plus interest note secured by 35 acres of undeveloped property, which is held in the company's name in Shoshone, Idaho. The property will be sold at a trustee sale on April 26, 2001 by Twin Falls Title and Escrow Company, Twin Falls, Idaho, in the event the Company does not satisfy the loan pay off amount by that date. The purchase price of the land was fully financed by the above note. As of the company's decision to manufacture elsewhere, the company had planned to sell the property to pay the note balance during the 120-day cure period provided by the legal notice. Subsequent to the end of the quarter ended January 31, 2001, the Company has signed an agreement to sell this property. Closing is expected before the end of the fiscal year. The sales price is sufficient to pay off the existing mortgage and interest owed, plus a small profit, which is, as yet, undetermined.

Item 2.  Changes in Securities
------------------------------
There have been no changes in instruments defining the rights of holders of any class of securities.

On August 1, 27, 30, September 15, 27, 29, 30, October 15, 27, and 30, 3,000
shares (for a total of 30,000 shares) of Rule 144 restricted common stock were issued to lenders as required by the notes. This note was converted to equity in the third quarter through the issuance of 250,000 shares of common stock.

On September 29, 2000 130,000 shares of Rule 144 restricted common stock were issued to a member of the Board for cash.

On November 22, 2000, 300,000 shares of Rule 144 restricted common stock were issued to the spouse of a member of the Board for cash.

On January 25, 2001, 100,000 shares of Rule 144 restricted common stock were issued to a member of the Board for cash.

On January 30, 2001, 666,667 shares of Rule 144 restricted common stock were issued to a member of the Board for cash.

Item 3. Defaults upon Senior Securities
---------------------------------------
None.

Item 4.  Submission of Matters to a Vote of Securities Holders
--------------------------------------------------------------
No matters have been submitted to a vote of securities holders since the Annual Meeting held in Seattle on April 28, 2000. Business transacted at that meeting was summarized in LEEP's 10-KSB report filed on August 14, 2000

Item 5. Other Information
-------------------------
None.

Item 6. Exhibits and reports on Form 8-K
----------------------------------------

A report on Form 8-K regarding a change in registrants certifying accountant was filed on December 27, 2000.

Financial Statements
--------------------
Item 310(b) of Regulation S-B requires that the interim financial statements included herein be reviewed by an independent public accountant.

The Company is in the process of retaining a new independent public accountant after the resignation of its prior accountant (see Form 8-K dated December 27, 2000).

The interim financial statements included herein have not, therefore, been reviewed by an independent public accountant. Upon the appointment of an independent auditor, expected prior to the end of the fiscal year, the Company will cause the required review to occur and will, if required, file an amended report for the three months ended January 31, 2001.

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Leading-Edge Earth Products, Inc.

Date:  March 23, 2001




/s/ GRANT C. RECORD                                  /s/ WILLIAM R NORDSTROM
Grant C. Record                                      William R Nordstrom
CEO and Secretary                                    Treasurer