Form 10KSB
period 2001-04-30
LEADING EDGE EARTH PRODUCTS INC
filed 2001-08-13
CIK 911212

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended   April 30, 2001
                                            ------------------

[ ] 15, TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from___________ to ____________

                        Commission file number  93-67656-S
                                               ------------

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

            200 South Wacker Drive Suite 4000, Chicago Illinois 60606
            ---------------------------------------------------------
            (Address of principal executive offices)       (Zip Code)

                     Issuer's telephone number 800-788-3599
                                               ------------

         Securities registered under Section 12 (b)of the Exchange Act:
  Title of each Class                  Name of each exchange on which registered
        none                                             none
        ----                                             ----

         Securities registered under Section 12 (g) of the Exchange Act:
                                      none
                                      ----
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 9d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes [ ]  No [X]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  NONE

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of August 10, 2001: $7,363,237
                                                           ----------

State number of shares outstanding of the Registrants common stock as of August 10, 2001: 46,020,231
          ----------

Transitional Small Business Disclosure Format   Yes [ ]  No [X]

                                TABLE OF CONTENTS
                                -----------------

PART I
         ITEM 1.  DESCRIPTION OF BUSINESS.
         ITEM 2.  DESCRIPTION OF PROPERTY.
         ITEM 3.  LEGAL PROCEEDINGS.
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

PART II
         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.
         ITEM 7.  FINANCIAL STATEMENTS.
                  Independent Auditor's Reports
                  Balance Sheet
                  Statements of Operations
                  Statements of Cash Flows
                  Statements of Stockholders' Deficit
                  Notes to Financial Statements
         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE.

PART III
         ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
         ITEM 10. EXECUTIVE COMPENSATION.
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K.

SIGNATURES

Exhibit FS - Financial Statements

Exhibit 99.1

LEADING-EDGE EARTH PRODUCTS, INC.

PART 1

ITEM 1.  DESCRIPTION OF BUSINESS.

INTRODUCTION AND OVERVIEW: Leading-Edge Earth Products, Inc. ("LEEP" or "the Company"), an Oregon Corporation is headquartered in Chicago, IL. The objectives of LEEP are to develop, manufacture, market and profit from the sale of its structural, lightweight, insulated composite component LEEP STRUCTURAL CORE(R) ("LEEPCORE") to support construction of the LEEPCORE Frameless Buildings System ("LEEPCORE System"). The LEEPCORE System is a 3-way structural, pre-engineered system used for constructing buildings, which is produced by joining multiple units of the Company's proprietary LEEPCORE (2' x (up to) 12' x 4") components together to form structural walls, roofs and floors for residential and non-residential building construction. LEEP's product is designed to substitute for traditional materials and building systems. LEEP believes its products will have major worldwide appeal for construction of buildings, including: highly insulated, stand-alone offices, restaurants, retail stores, shops; housing in Emerging Nations; modular, portable and "knock-down"/reassemble structures.

LEEPCORE was designed as an alternative material to substitute for structural wood, steel and concrete in a variety of applications. The Civil Engineering Department, Structural Laboratory, at the University of Washington, previously supported the Company's product testing, certifications and confirmed the Company's product and technology. More recently, the Company retained RADCO Testing Labs, Long Beach, CA to perform a ICBO-ES to obtain ICBO, BOCA, IBC and SBCCI Building Code Compliance certifications.

ASSET PURCHASE: The Company purchased all of the assets of LEEP Building Systems, Inc., in April 2000, and took full financial and technical responsibility for manufacturing its LEEPCORE products. The manufacturing technology is proven and the Company has a modern production facility in operation in Montoursville, PA.

                              [PHOTO APPEARS HERE]

                    Pennsylvania containment press operation








PHASE ONE MARKETING: Using product produced at its pilot manufacturing plant in Pennsylvania, the Company built its first commercial building in Twin Falls, ID to demonstrate the feasibility of obtaining building permits and to demonstrate freestanding wall technology, thermal insulation, and long-span roof technology. A 2-story office building was then designed and constructed in Houston, TX that demonstrates 2-story construction, insulated walls, and a commercial floor system supporting greater than 200 pounds/sq.ft. loads when set on 6' centers. Both buildings support the Company's industry introduction of its high-efficiency and fast-construction technology, and LEEP's ability to obtain Building Permit legal use of the product in the United States.

                              [PHOTO APPEARS HERE]

The Company constructed the weather shell of this 32' x 36' x 12' Twin Falls, ID building in just four days. It can be used as an office/shop, auto wash, lube, tune-up or other service application.


                              [PHOTO APPEARS HERE]

New two-story 8,000 sq.ft. office building constructed by the Company in Houston, TX accommodates an elevator shaft, meets commercial floor load requirements and achieves one-hour fire ratings.


PRODUCT DEVELOPMENT CRITERIA: Wood, metal, and concrete products are the predominant structural materials used in the building construction industry. LEEP believes that substitutes for traditional wood structural elements will be used for the future generations of building components because of the dwindling supply of timber occasioned by regulatory and environmental considerations. LEEP believes that the market will demand that future building materials be more energy efficient than is practical for the ever-popular frame construction. Additionally, lightweight, fire, water and termite-resistance are considered important to future building technology. In addition to the above attributes, the LEEPCORE product also offers rot and corrosion resistance and tests to levels not heretofore found in one product, for seismic and wind-force resistance. LEEP believes that many future requirements cannot be readily met with current metal, wood and/or concrete products. LEEP's STRUCTURAL CORE product is believed to address the above performance criteria while at the same time addressing the ever-important competitive cost requirements.

ENVIRONMENTAL CONSIDERATIONS: A major emphasis of LEEP is to develop and manufacture environmentally friendly products that are nontoxic at every level from the manufacturing process through the end product, and environmentally sound for long-term use. Energy and fuel savings are expected from (1) the fact that LEEP's STRUCTURAL CORE product is capable of practical insulation values ranging from 150% to 300% greater than standard U.S. building code requirements, and (2) enough LEEPCORE can be shipped on a 40-foot long truck trailer to build two medium-size American houses thereby creating transportation efficiencies and petro-fuel savings.

When fully implemented, LEEP believes its technology and product have the potential to effect savings of substantial amounts of the planet's forest products.

All of LEEP's environmental features and benefits can make a material difference in the efficiencies and performance of buildings. Large-scale manufacturing drives LEEP's business planning. A principle focus of LEEP's management is offering products that lend themselves naturally to high-volume production.

ABOUT THE TECHNOLOGY: LEEP uses composite technology. Composite technology is based on the principle that when two or more pieces of material (sheets or beams) are laminated together, the two or more pieces become a unitized composite member. The resulting composite member's structural strength-to-weight relationship is greatly improved, when compared with the strengths and weights of each of the non-composite materials. Better strength/weight performance of products translates to less material and less weight being required to construct buildings. This composite technology can be applied so as to make products that weigh 200 pounds versus 1,900 pounds, in the case of solid concrete, brick or block comparisons; and 200 pounds versus 900 pounds, in the case of wood product comparisons. Specifically, LEEPCORE weighs less than concrete or wood and yet it offers greater strength/weight structural performance. This means that LEEPCORE building designs support disproportionately greater wall, roof and floor loads than can wood, steel or concrete multi-component or monolithic systems of the same or greater weights.

PRODUCT AVAILABILITY SEQUENCE: When operating one shift, the Company can produce approximately 50,000 sq.ft. of pre-engineered wall and/or roof and/or floor sections per month, by using a three shift manufacturing operation at its current Pennsylvania facility. This amount of product will support sales of approximately 35 units per month of average sized commercial residential wall-only construction.

                              [PHOTO APPEARS HERE]

            Custom design, 100' 3-stage rollformer (now in operation)


TESTING AND CODE APPROVALS: In tests conducted within the Company and by RADCO Testing Labs, Long Beach, California during the second quarter, the following component level pre-certification results were reported:

         LEEP's bare, unclad, non-bonded LEEPCORE Panel product, weighing only 3 lbs/sq.ft., resisted loads in excess of: 390 pounds/sq.ft. for UNCLAD SUB-FLOOR (6' span); 220 pounds/sq.ft. SIDE-WALL WIND load (9' span) 13,000 pounds of VERTICAL WALL load (12' high wall); and 4,000 pound RACKING-SHEAR load applied to 12' x 12' Sections.

These results are well beyond industry norms for light-weight structural materials. Engineering calculations applied to these maximum load factors, when certified to ASTM standards, are the basis to determine safety factors for building construction. It should be noted that these are worst-case structural tests and the values obtained by testing clad walls, roofs, and floors, and testing installed LEEPCORE Panels in buildings, are much higher. Completion of the ASTM test series and publication of certified load tables is expected prior to October 2001. LEEP's application for compliance to ICBO, IBC, BOCA, UBC and SBCCI Building Codes will be made after completion of this ASTM series.

The product improvements the Company made on LEEPCORE since the University of Washington test series during 1999 and 2000, resulted in a level of structural performance well beyond the Company's expectations. These values surpass respective code values required for commercial and residential construction. The product now tests to support all directions of load requirements at the component level without chemical bonding. These test results allow LEEP to address a yet wider range of high-speed Commercial and Residential building construction applications than lesser strength materials.

The Company will need National and International Building Code compliance in order to obtain a desired high-level of sales without special engineering and other complications. Upon completion of the current ASTM certified test series, the Company intends to apply to all the primary Building Code Authorities in the US and one international code authority, i.e., ICBO, BOCA, UBC, SBCCI and International Building Code Congress (IBC).

MARKETS AND MARKETING: LEEP's business strategy assumes there is an increased desire by builders to buy pre-fabricated construction components. According to Automated Builders Magazine (August, 2000), panelized construction sales substantially exceeded site-built wood-frame construction in the United States in calendar year 1999. This trend has been present and increasing since 1994,according to US Government Economic Development Department publications, AUTOMATED BUILDER magazine, and other industry study groups.

LEEP's current strategy is to continue to produce and stockpile LEEPCORE panels to support prompt construction of buildings that represent target markets and specific future multiple unit orders. LEEP has designed approximately 20 different types of buildings to support this marketing/sales objective. These designs are available via electronic transmission to architects, and engineers

COMPARISON OF THE MOST POPULAR BUILDING CONSTRUCTION METHODS WITH LEEPCORE
CONSTRUCTION: There are four major traditional methods used to construct buildings:
         1. COMPONENT CONSTRUCTION with thousands of masonry, wood and/or metal components that are assembled by laborers at the job sites which is time consuming, complicated and relatively expensive.
         2. MODULAR CONSTRUCTION, on the other hand, offers the advantage of lower cost and fast field erection. It is faster and more efficient than field assembly of "thousands" of components. Some disadvantages of Modular construction are: factory-assembled units are difficult and expensive to move to job sites, thus limiting the practical distances the modules can be moved; more importantly, the type of structures that can be designed, assembled and shipped is narrowly defined and highly restricted, compared to the other two approaches. In addition, a more specialized workforce is required.
         3. Traditional PANELIZED FRAME CONSTRUCTION offers some of the advantages of Component based construction, mainly design flexibility and ease of shipping, and it overcomes the design and shipping limitations of Modular Construction. Unfortunately, large specialized crews and large heavy-duty equipment are required, and large numbers of parts are required at the manufacturing locations. Component construction is not well suited to address high-performance standards for insulation and wind/earthquake resistance.
         4. Large warehouses and other low-performance buildings can be cost effectively constructed using the CONCRETE PANEL TILT-UP method. This method is not cost or performance effective for high-performance buildings such as those required for retail or other buildings needing temperature stability and/or maintenance economy, because concrete itself, as a material, is a conductor, not an insulator. As a result, separate insulating walls--a building within a building--must be built with wood or steel stud construction, which holds the insulation in place and allows for conventional wallboard finishing. Construction of such secondary insulation adds labor and material content to Tilt-Up construction costs.

By comparison, the LEEPCORE SYSTEM is designed to overcome the respective disadvantages that are discussed above, and features:

         o Structural walls, roofs and floors that provide integral structure to support the respective loads.
         o Integral insulation in excess of North American codes for wall construction.
         o        Light weight and compactness for shipping efficiency.
         o        Minimum number of parts to insure fast construction cycles.
         o        Integral water and fire resistance (Class 100) properties.

PRODUCT FEATURES AND BENEFITS: LEEP STRUCTURAL CORE (LEEPCORE) features and benefits are detailed below:

INSULATION: In extreme temperature environments, 4" thick LEEPCORE's nominal R25 insulation is designed to keep the heat out, or in, as required. Insulation is an inherent feature of LEEPCORE, and LEEPCORE construction requires no additional insulating materials. Since losses through building frame members account for 75% of all thermal losses in traditional frame construction, and LEEPCORE buildings have no frames that provide thermal leak paths through wall or roof, LEEP buildings are designed to provide more than twice as much practical thermal insulation as traditional building construction.

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

HIGH WIND RESISTANCE: LEEPCORE withstood the equivalent of Hurricane V wind forces (greater than 156 MPH) during its recent certified testing program.

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

FAST DESIGN AND CONSTRUCTION TIMES: The standard two-foot-wide LEEPCORE component used to fabricate the LEEPCORE Frameless Building System is designed to provide the ultimate in building design flexibility and fast construction cycles. LEEPCORE structures are designed to be (1) quickly designed, (2) fabricated to 1/16" tolerance, (3) packaged for safe transport, (4) shipped anywhere in the world, and then (5) erected straight and true, by small crews. The building "concept-to-completion" cycle for LEEPCORE construction is thought by management to be the fastest and most practical in the history of building construction.

FRAMELESS AND FREESTANDING: Redesign, pre-engineering and reconfiguration activities do not negatively impact the LEEP manufacturing process because a LEEP plant produces and uses only the one two-foot-wide LEEPCORE component. The structural component is never modified, revised or customized. The manufacturing operation process is designed to put the standard LEEPCORE components together to form large sections of pre-engineered, structural walls, roofs and floors. All sections the plant assembles are flat, easily packaged and transported. A wide variety of small-to-medium size buildings can be designed, pre-fabricated in large flat sections, and shipped to job sites worldwide. Window and door openings are generally field cut to exact sizes. Field erection is fast and efficient because LEEPCORE Frameless buildings are pre-engineered and freestanding, i.e., no wood, metal or concrete vertical frame/support members are required to construct most single-story buildings.

EFFICIENT DESIGN IMPLEMENTATION: Computerized ("CAD") original designs and design revisions are efficient because LEEP uses only one structural component of the same thickness, strength and density, which is designed to support structural wall, roof and floor applications. Modern File Transfer Protocol
(FTP) permits electronic transfer of design drawings between a contracted Seattle Design Center and users worldwide, 24 hours a day. The company encourages prospective customers to submit drawings electronically, or in hard copy, for LEEP's review and quotation. If they have the flexibility, architects are encouraged to design with LEEP's standard wall, roof and floor sections, however, if the plans require non-standard section lengths or widths, LEEP will accommodate such requirements.

INTEGRAL CHASES FOR WIRE, PLUMBING AND FLOOR SUPPORT SYSTEMS: LEEPCORE FRAMELESS wall, roof and floor sections provide integral 2 1/2" x 4" wide channels for use as wire, plumbing and communication link chases, in addition to providing a recessed integral area to embed any required structural tube steel. Applications requiring additional floor and/or roof support members are accommodated in such a way that the support members are recessed flush with LEEP walls, and may be covered with standard wallboard finishing methods.

FIRE RESISTANT: Geographical areas with limited water supplies may be developed with LEEPCORE because the product is non-combustible (Class 1).

LOW MAINTENANCE: The deteriorating effects of moisture in high humidity environments are resisted because polyurethane materials are fully waterproof.

SEISMIC RESISTANT: LEEPCORE is designed to withstand high levels of seismic forces because of its light weight, high strength and flexibility, e.g., LEEPCORE bends but does not break and it does not fail catastrophically. Additional testing will quantify LEEPCORE's seismic resistance factors and such is expected in the last quarter of fiscal 2002.

MARKETS FOR THE COMPANY'S PRODUCT: LEEP has identified vertical markets believed to have strong demand for cost-effective product offering the advanced performance characteristics provided by LEEPCORE:
         1. 1,000 to 15,000 sq.ft. building size range, including insulated, stand-alone commercial warehouses, office buildings, restaurants, and retail goods stores;
         2. Specialty buildings in the 500 to 2,000 sq.ft. size range. This class of buildings includes remote structures for communication equipment maintenance and other backcountry applications; freezer and cooler uses; temperature stability in very-hot, very-cold, and/or high-humidity climatic situations;
         3.       Housing for Emerging Nations;
         4.       North American housing;
         5. Modular buildings, including double and triple-wide and stacked configurations;
         6.       "Knockdown"/reassemble structures.

MAIN MARKET/PRODUCT CATEGORIES AND ORDERS, WHICH THE COMPANY IS ADDRESSING:

MARKETS FOR LEEPCORE BUILDINGS REQUIRING BUILDING PERMITS: The Company is seeking orders within markets where LEEPCORE's features and benefits will be rewarded with volume follow-on orders. Prospective orders for narrowly defined markets include:
         o        Convenience stores
         o        Offices
         o        Warehouses
         o Temperature-controlled warehouses for agricultural applications
         o Refrigerated warehouses, walk-in coolers, fast-erection and portable freezers for fast erection of food chains and convenience store
         o        Retail stores
         o        Restaurants
         o        Car-wash structures
         o        Housing in climatically and seismically-challenged regions

MARKETS THAT MAY NOT REQUIRE BUILDING PERMITS: LEEP has identified the Utility Building market's need for one basic design, which builds out in a variety of different sizes and is combinable into a large number of side-by-side and/or end-to-end plans. The LEEP design can also come in "knockdown" form with four to eight units shipping on one flatbed truck. They can also be assembled and shipped, one or two units per truck, on frames, as completed modules, ready to use.
         o        Modules and panelized structures
                  o        short-term leasing
                  o        ancillary school buildings
                  o fast erection markets where non-permanent status provides tax and other benefits
                  o        disaster relief.
         o        Wind resistant/fast erection buildings for military use
         o Small portable structures for oil industry applications, on-shore and off
         o Self-maintaining buildings for remote applications such as antenna and electronic housing
         o        "Affordable" modular and "knockdown" housing
         o        Temperature controlled rental storage units
         o        Walk-in freezers and coolers

COMPETITION: The other known non-residential panels currently on the market are those made using sheet metal/foam technology often called, "foam/metal curtain panels." Unlike LEEPCORE, other known panels are not advertised to be roof-load bearing. LEEPCORE is designed to be load bearing and can be used to construct structural floors and roofs as well as load-bearing walls.

The non-residential building construction industry is highly competitive and is dominated by companies that are typically large enterprises who actively promote their building construction products to designers and property owners.

PATENTS AND LICENSES: The U.S. Patent and Trademark Office granted LEEP's second patent in April 1999 (12 claims). LEEP filed an additional "unifying"-type patent with the U.S. Patent and Trademark Office in May 1999 and is in the process of adding, by amendment, 12 more claims to the patent granted in April 1999.

A major application for patent protection of the Company's entire Building System was filed July 24, 2000. The Company intends to file the July Application to gain patent protection in a variety of selected countries that honor patent law.

The primary thrust of the July 2000 patent application, known as "Frameless Building Systems," is to tie in the aspects of the Company's proprietary LEEPCORE component to its application in a building design and protect its many methods of use, combinations of use and connections used in a wide variety of designs for building construction. Of special interest to the patent application is the fact that all three primary directions of force AXIAL (Compression), IN-PLANE (Racking-Shear) and, TRANSVERSE (Out-of-Plane) are certified to support commercial construction loads (or greater).

All of LEEP's patent work is aimed at protecting LEEP's technology as it relates to manufacturing and construction with LEEP's lightweight (typically 3 pounds per sq.ft.) building construction material, LEEPCORE, and its associated (LEEPCORE) Building System.

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

1. Pinnacle Consulting Group (Pinnacle), Snohomish, WA has agreed to become responsible for tracking the overall design and implementation detail of LEEP's automated plant. They are also responsible for fully documenting the production machinery, vendors, manufacturing facility detail and associated services of the full-scale manufacturing plant. This documentation is planned to allow LEEP to duplicate the full-scale plant anywhere in the world.

2. Russell Adams, formally an officer in International Paper Company in various divisions over 21 years, joined LEEP on a one year consulting basis to act as Director of Marketing, under the Russell Adams Company name.

ITEM 2.  DESCRIPTION OF PROPERTY.

LEEP is leasing a 30,000 sq.ft. manufacturing facility in Montoursville, PA. The facility contains a 100' three-stage rollformer, 2 containment presses, an automatic foam generator and ancillary equipment, all of which is leased to LEEP, except for one press and associated support equipment.

ITEM 3.  LEGAL PROCEEDING.

There are no legal proceedings in progress or pending at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 30, 2001, at the annual meeting of shareholders, votes and proxies totaling 23.3 million shares were represented. The following were elected unanimously to serve as Directors of LEEP until the next annual meeting:
-        Grant C. Record
-        Donald C. Bazemore
-        Way W. Lee
-        William R. Nordstrom
-        Dennis Schrage
-        Russell Adams

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

LEEP's Common Stock is traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "LEEP".

The following sets forth the high and low price information for each quarter during the last two fiscal years, as provided by the OTCBB. The quotations provided reflect inter-dealer prices without retail markup, markdown or commission and may not represent actual stock buyer costs.

                                             High              Low
                                             ----              ---
Year Ended April 30, 2000                     $                 $
-------------------------
     First Quarter                           0.63              0.23
     Second Quarter                          0.27              0.16
     Third Quarter                           0.59              0.16
     Fourth Quarter                          0.72              0.30
Year Ended April 30, 2001
-------------------------
     First Quarter                           0.50              0.31
     Second Quarter                          0.34              0.20
     Third Quarter                           0.62              0.16
     Fourth Quarter                          0.47              0.15


The number of holders of record of LEEP's Common Stock on August 10, 2001, is:
1,433. LEEP estimates that there are approximately 3,000 shareholders when those who hold positions in LEEP's common stock in street names with stockbrokers are added to the total.

LEEP has never paid a cash dividend.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

Matters discussed herein contain forward-looking statements that involve risk and uncertainties. This is particularly true as it relates to comments about the development and funding of the full-scale plant, building a distributor dealer network, and LEEP's ability to produce and sell product. LEEP's results may differ significantly from results indicated by forward-looking statements. Factors that might cause some differences include, but are not limited to:

         o Changes in general economic conditions, including, but not limited to, increases in interest rates, and shifts in domestic building construction requirements;
         o Government regulations affecting customers, and local government permitting of buildings using LEEP panels;
         o Risks generally involved in the construction business, including weather, fixed price contracts and shortages of materials or price-competitive labor;
         o There are other companies with substantial capacity to build a structural steel skin polyurethane panel, which could represent competition to LEEP STRUCTURAL CORE construction in certain types of buildings;

         o The ability of LEEP to successfully bring the products from their development stage to full and profitable production and sales;
         o        LEEP's stock price has shown considerable volatility;
         o LEEP's ability to raise sufficient debt and/or equity capital to execute its business plans.
         o The occurrences of incidents that could subject LEEP to liability or fines;
         o LEEP's ability to obtain the sales orders necessary to support the volume of production required to sustain successful operations;
         o The ability of LEEP to attract the needed network of distributors and dealers to support production capacity.

PLAN OF OPERATION: LEEP's manufacturing has moved into a new 30,000 square foot plant in Pennsylvania and has installed a 100-foot long three-stage rollforming system and three manual containment presses, capable in total of producing 756 panels or 18,000 square feet per month, for one shift. Present facilities allow for two additional presses at an additional estimated capital cost of approximately $300,000, which would give the Pennsylvania plant the ability to produce 90,000 square feet of panels per month with three shifts. The plant presently employs six people, which is sufficient to support existing capacity for one shift.

LEEP maintains its administrative offices in Chicago, Illinois, under a month to month office lease.

LEEP's product is being marketed as a pre-engineered building system to architects, builders and developers. LEEP's management has been in contact with developers and their representatives in the Middle East. These contacts have widened the market scope of LEEP to include large volume projects that, potentially, match LEEP's large volume production plans. Management is also perusing several large domestic projects that have long-term orders associated with them in markets ideally suited for LEEPCORE applications.

The LEEP STRUCTURAL CORE PRODUCT is not currently certified to be accepted by local building codes. The current marketing efforts have been met with a reluctance by the market to accept a non-certified product. The product has been submitted to an expert independent testing company to perform the tests required for certification and the tests are scheduled to be completed in October 2001.

Outside investors sponsored completing LEEP's R&D efforts in 1996 and 1997, and developed a pilot manufacturing facility in Pennsylvania. These investors formed LEEP Building Systems, Inc. (LBS), which became an operating company holding all rights, title and interests to a manufacturing plant capable of producing LEEP product. In April 2000, LEEP purchased the assets of LBS, which include manufacturing equipment, equipment designs, processes, and trade secrets and know-how, leases, vendor and employee contracts and/or relationships, and inventories of raw materials, in process and/or finished goods. See notes to the financial statements for additional information.

LEEP's primary focus is to manufacture and market its LEEP STRUCTURAL CORE product. LEEP's strategy is to establish markets and build sales backlog, to utilize the current plant facility expanded to six presses. A sufficient backlog would permit the implementation of a full-scale highly automated manufacturing plant with an implementation time of eighteen months at a projected cost of $10 million. The full-scale plant would reduce the cost of goods sold and increase the rate of production due to the introduction of a continuous laminator. The laminator would take two coils of galvanized, polyester coated, embossed sheet steel, straighten and configure it into bottom and top skins by two rollformers.

The skins and reinforcing strips are designed to feed into the laminator. The top and bottom skins would move forward through a preheating station and a mixture of Polyol and Iso chemicals would be injected. The chemical processes are designed to instantly create a Class 100 modified polyurethane foam system with an exothermic reaction that drives the expanding foam temperature beyond 200 degrees Fahrenheit. A core then forms and bonds itself while in the liquid state to the skin surfaces inside the panel cavity. Polyiso is a form of polyurethane glue that guarantees the bonding integrity of core to skins. The high temperature of the expanding aerating liquid polyurethane catalyzes this process. After cooling and stabilizing, the laminated panel components are intended to be automatically cut to custom order lengths by a flying saw. The constant speed of the entire process is expected to be 40 linear ft. per minute. Financial commitments are not in place for the full-scale plant. LEEP's immediate focus is to use the expanding production capacity of the Pennsylvania plant to meet the demands the sales to be generated by its developing domestic distributor and dealer network, and foreign orders. LEEP's R&D has been sufficiently completed to allow for sales and LEEP has aggressively moved through its final development stage. LEEP's STRUCTURAL CORE product is being produced on a daily basis.

LEEP has chartered a Seattle-based computer-assisted design ("CAD") drafting services company to transfer LEEP's system designs and design rules in order to design structures for customers. An architectural firm under the supervision of a LEEP director was retained to create a compact disc containing the entire LEEPCORE design detail library, tools and "rules of engagement." LEEP management believes the LEEPCORE component and design methods for building construction provide a new level of design simplicity and efficiency to assist engineers, architects and CAD design technicians.

LIQUIDITY AND CAPITAL RESOURCES: Since inception LEEP has been entirely dependent on its CEO, Grant Record, arranging credit facilities, making personal loans, procuring loans from other stockholders, and selling stock to investors in order to meet the monthly cash needs of LEEP. LEEP does not have a regular stream of revenue from operations.

During fiscal year 2001, LEEP acquired manufacturing equipment of approximately $1,132,000, which has been financed with leases from finance companies over 60 months with monthly payments of approximately $23,000. With the help of a Company director during fiscal 2000, LEEP also was able to order 400,000 pounds of steel to be used in the production of panels. Two Company directors have provided a limited guarantee with recourse, and one of the manufacturers has provided a remarketing agreement for $872,000. LEEP entered into agreements with one of the Company directors, who provided the financial guarantees, requiring LEEP to escrow 1,000,000 shares of Rule 144 restricted common stock in the director's name to be issued to the director in the event of default by LEEP that results in the director being required to make payments. As a part of this agreement, LEEP was also required to grant the director and his associates, options to purchase 1,300,000 shares of Rule 144 restricted common stock at $0.15 and $0.20 per share, which have been exercised. As of August 10, 2001, LEEP has been unable to make the most recent lease payment; the guarantor has cured the default, and demanded 200,000 shares of the stock held in escrow.

During the year ended April 30, 2001, LEEP continued raising capital from the sale of stock and incurring debt secured by shares of the Company's stock, and there has been minimal capital formation from independent third parties (See notes to the Financial Statements). These related party transactions resulted in proceeds of $797,776 from the issuance of common stock and net proceeds of $513,877 from related party loans. LEEP will continue borrowing money and selling stock to fund its corporate overhead and maintain operations at its Pennsylvania plant, although there can be no assurance that the Company will be successful in such financing efforts.

Because of its full time staff, rent, lease payments on equipment and needed supplies resulting from entering the manufacturing phase of the business, LEEP's minimum cash cost of operation is approximately $150,000 per month. While LEEP has been successful to date in funding its overhead, arrangements are not in place to cover overhead costs for the foreseeable future. With sufficient firm orders in hand, the plant could be in full production utilizing three presses. Resultant revenues would be expected to more than cover operating costs that could increase to approximately $340,000 per month.

RESULTS OF OPERATIONS: There were no revenues for the year ended April 30, 2001, due to the reluctance of potential customers to accept a non-certified product. The single sale in the year ended April 30, 2000 was based on certifications of first generation product and engineering certifications at the regional level. LEEP is currently manufacturing LEEPCORE panels for inventory in order to support ongoing sales efforts. The Company in order to overcome customer objections to buying non-certified product, is placing major emphasis on completing the testing program to certify the current generation LEEPCORE product at levels meeting or exceeding US building code requirements. As of obtaining a complete set of preliminary test results, LEEP's selling efforts are meeting with a high level of customer acceptance. Significant sales are expected after the Company's receipt of certified structural test results (SEE TESTING AND CODE APPROVALS section herein). R&D expenses continue but are being reduced as the certainty of the production process is authenticated. The doubling (a 113% increase) in General & Administrative expenses was the result of including the operation of LBS after its acquisition in April 2000; LBS had previously provided the administrative overhead for the development and pilot production activities. Interest expense increased 530% due to the additional debt acquired to fund operations.

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements required by Regulation S-B are attached as exhibits.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As disclosed in the Form 8-K filed on January 3, 2001, the Company's predecessor accountant, W. Alan Jorgensen, submitted a letter of resignation on December 27, 2000. The predesessor accountant's report on the Company's April 30, 2000 financial statements included a paragraph regarding substantial doubt about the Company's ability to continue as a going concern. There were no disagreements with the predecessor accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

The Company's current accountants, Squar, Milner, Reehl & Williamson, LLP, were engaged on April 27, 2001, as disclosed in the Form 8-K filed on May 4, 2001 with the approval of the Company's Board of Directors. There were no disagreements with the current accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

There are no reportable events under Item 304 of Reg. 229.304.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

As of April 30, 2001, the directors and executive officers of LEEP are as follows:

Name                        Age     Position
----                        ---     --------
Grant C. Record             65      Director, Chief Executive Officer, Secretary
Donald C. Bazemore          67      Director,
Russell Adams               61      Director, Consulting Director of Marketing
Way W. Lee                  76      Director
Dennis Schrage              56      Director, Chairman of the Board
Kenneth A. Rogstad          66      President
L. Eugene Laughlin          66      Executive Vice President
William R. Nordstrom        59      Director, Interim Chief Financial Officer

GRANT C. RECORD is the Founder and Secretary, and served as Executive Vice President and Chairman of the Board of Directors of LEEP from December 1992 until he became President on June 28, 1995. He relinquished the office of President and became Chief Executive Officer on March 5, 1997. During 1991 and 1992, he headed up development of LEEP's base technology and early patent positions. From 1983 to 1991, Mr. Record was Executive Vice President of Magnum Technology, a very early developer of advanced magnetic disks for the magnetic disk drive industry. The vacuum deposition technology Magnum used is now the standard computer disk manufacturing technology that is used throughout the industry. Magnum's work helped set the high-density standards on which the "gigabyte" disk drive generation is founded. Prior to Magnum, from 1971 to 1979, Mr. Record founded and developed the Data I/O Corporation. Data I/O's technology and international presence as the primary manufacturer of memory programming components, enabled the early Intel microprocessor technology to gain rapid worldwide use and acceptance. Data I/O is yet a world leader in semi-conductor memory and logic device programming, after twenty-five years.

DONALD C. BAZEMORE. Mr. Bazemore has been a director of LEEP since 1995 and the primary architect for LEEP since 1992. Mr. Bazemore founded the DB Associates firm in 1970. DB Associates is one of the oldest architectural firms in Seattle. Prior to DB Associates, Mr. Bazemore was Director of Architecture for Leo A. Daly Associates in Seattle, where he was responsible for several major Boeing Aircraft construction projects. Leo A. Daly is a well-known, internationally significant, architecture and engineering firm.

RUSSELL ADAMS is a director and consulting Director of Marketing. Mr. Adams brings a wealth of industry experience to the Company, coming from International Paper Company where his duties over a 21 year period ranged from divisional controller to Engineering/construction management, finance, strategic and business planning. His experience also includes having overall financial responsibilities for the start up of a large paper manufacturing operation in Europe.

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

WILLIAM R. NORDSTROM first became a director in 1998. Most recently, he served as Executive Vice President-Finance and Administration for Newriders, Inc., of Newport Beach, CA a publicly held company. Prior to Newriders, Mr. Nordstrom founded and managed the Growth Stock Newsletter, Newport Beach, CA.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning the compensation paid by LEEP to its named executive officer's:

SUMMARY ANNUAL COMPENSATION TABLE
                                       ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                                   -------------------------------   ------------------------------
                                                         OTHER
                                                         ANNUAL
NAME AND                                                 COMPEN-    RESTRICTED OPTIONS/     LTIP          ALL
PRINCIPAL POSITION         YEAR    SALARY($)  BONUS($)   SATION($)   STOCK($)   SARS(#)   PAYOUTS($)    OTHER(1)
------------------         ----    ---------  --------   ---------   --------   -------   ----------    --------
Grant C. Record, CEO(1)    2001    72,000       --        76,000(2)    --       600,000       --           --
                           2000    72,000       --       334,000(3)    --     2,800,000       --           --
                           1999    60,000       --         5,000(4)    --       100,000       --           --

(1) The renumeration described in the above table does not include the costs to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other personal benefits provided to such individual that are extended to all employees of the Company in connection with their employment. The value of such benefits cannot be precisely determined; however, the executive Officers named above did not receive other compensation in excess of the lesser of $50,000 or 10% of such Officers' cash compensation.

(2) Based on vested options granted to acquire 400,000 shares of common stock at an estimated fair value of $0.19 per share. The estimated fair value was calculated using the Black-Scholes option pricing model using the following assumptions: expected life of 7.5 years, estimated volatility of 106%, risk-free interest rate of 5.13%, and zero dividends.

(3) Based on vested options granted to acquire 2,800,000 shares of common stock at an estimated fair value of $0.12 per share. The estimated fair value was calculated using the Black-Scholes option pricing model using the following assumptions: expected life of 5 years, estimated volatility of 51%, risk-free interest rate of 6.0%, and zero dividends.

(4) Based on vested options granted to acquire 100,000 shares of common stock at an estimated fair value of $0.05 per share. The estimated fair value was calculated using the Black-Scholes option pricing model using the following assumptions: expected life of 3 years, estimated volatility of 30%, risk-free interest rate of 4.63%, and zero dividends.

OPTION GRANTS IN THE LAST FISCAL YEAR - INDIVIDUAL GRANTS

         The following table sets forth the number of options granted to each of the named executive officers of the Company:

                        NUMBER OF         % OF TOTAL
                        SECURITIES          OPTIONS
                        UNDERLYING         GRANTED TO
                         OPTIONS          EMPLOYEES IN     EXERCISE OR BASE   EXPIRATION
NAME                    GRANTED(#)        FISCAL YEAR(1)      PRICE($/SH)        DATE
-------------------     ----------        --------------      -----------        ----
Grant C. Record          600,000              16.7%            $   0.25        1/10/2001

----------------
(1) An aggregate of 3,600,000 options were granted to Directors as employees during fiscal 2001.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table sets forth the number of options, both exercisable and unexercisable, held by each of the named executive officers of the Company and the value of any in-the-money options at April 30, 2001 (assuming a market value of $0.26 on April 30, 2001):

                                                       NUMBER OF
                                                  SECURITIES UNDERLYING      VALUE OF
                                                   UNEXERCISED OPTIONS      UNEXERCISED
                       SHARES                      AT FISCAL YEAR END      IN-THE-MONEY
                      ACQUIRED          VALUE         EXERCISABLE/           OPTIONS AT
NAME                ON EXERCISE(#)    REALIZED($)    UNEXERCISABLE(#)    FISCAL YEAR END($)
----------------    --------------    -----------    ----------------    ------------------
Grant C. Record            -                 -      3,300,000/200,000       $    173,000



NON-QUALIFIED STOCK OPTIONS: LEEP has issued non-qualified stock options to selected employees, officers, directors, consultants and advisors. As of April 30, 2001, options to purchase 8,675,000 shares of Common Stock were outstanding at the weighted average exercise price of approximately $ 0.23 per share. (See Notes to Financial Statements.)

Options to purchase 400,000 shares of common stock were granted to each member of the Board of Directors on January 10, 2001. The options are fully vested and are exercisable at any time for 10 years. In addition, 200,000 options were granted to each member of the Board of Directors as compensation for services as directors for the fiscal year 2002, and vest at the rate of 50,000 shares per quarter as long as the person remains a Director:

One Director was granted non-qualified options to acquire an additional 500,000 shares of the Company's restricted common stock for non-employee services. Such options were exercisable on the date of grant and expire ten years from such date.

EMPLOYMENT AGREEMENTS: A verbal employment agreement with Grant C. Record, CEO, is current and active. A contract with William Nordstrom, a director, expired on August 10, 2001, and was not renewed.

Kenneth Rogstad has been contracted through October 2001 to serve as the President of the Company. He is to receive $5,000 per month. Upon obtaining major funding, the Board of Directors may authorize additional compensation up to $150,000 per year plus stock options. At such time as the Company produces an operating profit, the Board of Directors may, at its discretion, award a bonus of cash and stock options on a semi-annual basis.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of LEEP's Common Stock as of August 10,2001, by (1) each person who is known by LEEP to own beneficially more than 5% of the Common Stock, (2) each of LEEP's directors and executive officers, and (3) all directors and executives officers as a group. Each named beneficial owner has sole voting and investment power with respect to the shares listed unless otherwise indicated.

-------------------- --------------------------------------------- ------------------- --------------
Title of Class (1)   Name and Address of Beneficial Owner                 Amount         % of Class
-------------------- --------------------------------------------- ------------------- --------------
Common Stock         Grant C. Record
                     616 Blue Lake Blvd., #139                         6,700,000 (2)       12.1%
                     Twin Falls, ID 83301
-------------------- --------------------------------------------- ------------------- --------------
Common Stock         Donald C. Bazemore
                     401 2nd Ave. So.                                    600,000 (3)        1.1%
                     Seattle, WA 98104
-------------------- --------------------------------------------- ------------------- --------------
Common Stock         Russell Adams
                     200 S. Wacker Dr. #4000                             200,000 (6)        0.4%
                     Chicago IL 60606
-------------------- --------------------------------------------- ------------------- --------------
Common Stock         Way W. Lee
                     5210 SE 26th                                      1,550,000 (5)        2.8%
                     Portland, OR 97202
-------------------- --------------------------------------------- ------------------- --------------
Common Stock         William R. Nordstrom
                     200 S. Wacker Dr. #4000                             750,000 (4)        1.4%
                     Chicago, IL 60606
-------------------- --------------------------------------------- ------------------- --------------
Common Stock         Dennis Schrage
                     200 S. Wacker Dr., Suite 4000                     6,650,000 (7)       12.1%
                     Chicago, IL 60606
-------------------- --------------------------------------------- ------------------- --------------
Common Stock         Kenneth A. Rogstad
                     11337 Durland Avenue NE                             200,000 (6)        0.4%
                     Seattle, WA 98125
-------------------- --------------------------------------------- ------------------- --------------
Common Stock         L. Eugene Laughlin
                     12128-317 Place N.E.                                100,000 (10)       0.2%
                     Duvall, WA  98019
-------------------- --------------------------------------------- ------------------- --------------
Common Stock         Stan Forde
                     6840 Calle Lozano                                 3,600,000 (8)        6.5%
                     Houston, TX 77041
-------------------- --------------------------------------------- ------------------- --------------
Common Stock         John Ratkovich
                     830 West Northwest Highway                        7,400,000 (9)       13.4%
                     Palatine, IL 60067
-------------------- --------------------------------------------- ------------------- --------------
Common Stock         All executive officers and Directors as a
                     group                                            16,750,000           30.4%
-------------------- --------------------------------------------- ------------------- --------------

(1)      No special note(s).
(2) The amount beneficially owned includes 3,300,000 shares of Common Stock issuable upon the exercise of options.
(3) The amount beneficially owned includes 500,000 shares of Common Stock issuable upon the exercise of options.
(4) The amount beneficially owned includes 600,000 shares of Common Stock issuable upon the exercise of options.

(5) The amount beneficially owned includes 400,000 shares of Common Stock issuable upon the exercise of options and 766,667 shares purchased directly from the Company.
(6) The amount beneficially owned includes 200,000 shares of Common Stock issuable upon the exercise of options.
(7) The amount beneficially owned includes an estimated 3,500,000 shares owned by Brown Marketing Communications, LLC and its affiliates which were purchased directly from the Company and in open market transactions plus 900,000 shares of Common Stock issuable upon the exercise of options and 1,750,000 shares of Common Stock issuable as security for debt defaulted prior to April 30, 2001.
(8) The amount beneficially owned includes 1,600,000 shares purchased directly from the Company plus 1,000,000 shares of Common Stock issuable as security for debt which defaulted within 60 days of year-end.
(9) The amount beneficially owned is estimated and includes shares purchased directly from the Company and approximately 3,500,000 shares held in street name at various brokerage firms plus 400,000 shares of Common Stock issuable as security for debt which defaulted within 60 days of year-end.
(10) The amount beneficially owned includes 100,000 shares of common stock issuable upon the exercise of options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NOTE RECEIVABLE FROM STOCKHOLDER: In July 1996, Donald C. Bazemore, Chairman of the Board of Directors of LEEP, exercised 150,000 non-qualified stock options. Payment was made in the form of an $80,000, 8% note payable to LEEP. Existing shares of LEEP's stock held by the optionee secure the note. As long as the optionee has sufficient shares of LEEP's stock as collateral for the note based on the market price of the stock, no interest will accrue and no amount will be due under the note. LEEP holds the collateral stock and the shares issued against the note. No transfers are permitted until the note is fully paid. LEEP also entered into an agreement with Mr. Bazemore's affiliate company, DB Associates, to provide architectural and sales services to LEEP.

L/A INVESTORS, INC. (L/A): L/A is a Tortola, British Virgin Islands company which was formed by a foreign LEEP shareholder during the last quarter of 1996 to assist LEEP financially after the Agile investors discontinued supporting LEEP's and Agile's developments.

LEEP purchased the assets of LBS, which were owned by L/A. (See Note 3 to the Financial Statements and Exhibit 99.1.)

BROWN MARKETING COMMUNICATIONS, LLC: During fiscal 2001, the Company contracted with Brown Marketing Communications, LLC to develop corporate identity materials and a logo, and assist in the formation of marketing plans and market positioning. Dennis Schrage, a director, is president of Brown Marketing Commications, LLC, and Edward Brown, chairman of Brown Marketing Communications, is a substantial shareholder and creditor of the the Company.

JAMES MEDLEY: During fiscal 2001, the Company paid $34,110 to Laux, Medley, Norris, Inc. for fees and expenses related to handling certain accounting matters for the Company. James Medley, a former director and treasurer of the Company, is a principal in Laux, Medley, Norris, Inc. The arrangement with Laux Medley Norris was terminated on January 10, 2001.

WILLIAM NORDSTROM: On January 10, 2001, William Nordstrom, a director, agreed to serve as Interim Treasurer and Chief Financial Officer for a 90-day period. The Company agreed to pay Mr. Nordstrom a fee of $35,000 for that period. On April 10, 2001, the Company and Mr. Nordstrom agreed to extend the original agreement until August 10, 2001, at an agreed fee of $10,000 per month. As of August 10, 2001, a total of $25,000 has been paid to Mr. Nordstrom, and the agreement was not extended or renewed. Mr. Nordstrom resigned as a director of the Company on August 10, 2001 for personal reasons.

RELATED PARTY LOANS: The Company borrowed approximately $500,000 from stockholders under short-term notes payable during the year ended April 30, 2001. One loan for $100,000 was repaid with stock prior to year-end. Substantially all other loans are in default at april 30, 2001. Such defaulted loans are collateralized by 1,750,000 shares of the Company's restricted common stock. See Note 3 to the Financial Statements for more information.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K.

(A)      FINANCIAL STATEMENTS AND EXHIBITS

1.       FINANCIAL STATEMENTS

-        Independent Auditors' Reports

-        Balance Sheet as of April 30, 2001

-        Statements of Operations for the years ended April 30, 2001 and 2000

-        Statements of cash flows for the years ended April 30, 2001 and 2000

-        Statements of Stockholders' Deficit for the years ended April 30, 2001 and 2000

-        Notes to Financial Statements

2.       EXHIBITS

-        Exhibit 4, Instruments defining rights of holders

- Exhibit 99.1, Short Form Agreement between L/A Investors, Inc. and Leading-Edge Earth Products, Inc.- incorporated by reference as filed with Form 10-KSB for April 30, 2000


(B)      REPORTS ON FORM 8-K

- Form 8-K filed on January 3, 2001, Change in Registrant's Certifying Accountant, regarding resignation of predecessor accountant, W. Alan Jorgensen, CPA.

- Form 8-K filed on May 4, 2001, Change in Registrant's Certifying Accountant, regarding engagement of current accountant Squar, Milner, Reehl & Williamson, LLP.

SIGNATURES

In accordance with Section 13 or 15(d) or 15(d) of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned or, their in duly authorized representatives, and in the capacities, and on the date indicated.

                                       LEADING-EDGE EARTH PRODUCTS, INC.

                                       By: /s/ GRANT C. RECORD
                                          ------------------------------------
                                          Grant C. Record, its CEO and Secretary

Date: August 13, 2001


Signature                             Title                          Date
---------                             -----                          ----

/s/ GRANT C. RECORD
----------------------
Grant C. Record              Secretary and Director                 8/13/01


/s/ DONALD C. BAZEMORE
----------------------
Donald C. Bazemore           Director                               8/13/01


/s/ RUSSELL ADAMS
----------------------
Russell Adams                Director and Consulting                8/13/01
                             Director of Marketing

/s/ WAY W. LEE
----------------------
Way W. Lee                   Director                               8/13/01


/s/ DENNIS SCHRAGE
----------------------
Dennis Schrage               Director and Chairman of               8/13/01
                             the Board of Directors

                        LEADING-EDGE EARTH PRODUCTS, INC.

                              FINANCIAL STATEMENTS

                                 APRIL 30, 2001

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report, Squar, Milner, Reehl & Williamson, LLP........ F-1

Independent Auditor's Report, W. Alan Jorgensen, CPA........................ F-2

Balance Sheet............................................................... F-3

Statements of Operations.................................................... F-4

Statements of Stockholders' Deficit......................................... F-5

Statements of Cash Flows.................................................... F-6

Notes to Financial Statements............................................... F-8

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Leading-Edge Earth Products, Inc.

We have audited the accompanying balance sheet of Leading-Edge Earth Products, Inc. (the "Company") as of April 30, 2001 and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leading-Edge Earth Products, Inc. at April 30, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss of approximately $2.3 million for the year ended April 30, 2001, has accumulated a deficit of approximately $9 million as of April 30, 2001, and substantially all of the Company's loans and notes payable are in default at April 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Reehl & Williamson, LLP


July 30, 2001
Newport Beach, California

--------------------------------------------------------------------------------
PAGE F-1

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Leading-Edge Earth Products, Inc.


I have audited the accompanying statements of operations, cash flows, and stockholders' equity of Leading-Edge Earth Products, Inc. (the "Company") for the year ended April 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Leading-Edge Earth Products, Inc. for the year ended April 30, 2000, in conformity with generally accepted accounting principles.

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



July 31, 2000                                        /s/ W. Alan Jorgensen
Seattle, WA                                          Certified Public Accountant

--------------------------------------------------------------------------------
PAGE F-2

--------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                                  BALANCE SHEET
                                 APRIL 30, 2001
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
     Cash                                                           $    17,233
     Inventory                                                          452,574
     Prepaid expenses and other assets                                   29,132
                                                                    ------------
                                                                        498,939

PLANT AND EQUIPMENT, NET                                              1,197,825

COMPLETED TECHNOLOGY, NET                                               176,550

LAND HELD FOR SALE                                                       74,108
                                                                    ------------

                                                                    $ 1,947,422
                                                                    ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                               $   374,771
     Payables to related parties                                        409,385
     Accrued contract salary payable                                    304,415
     Accrued interest payable                                           178,549
     Line-of-credit                                                      39,511
     Related party loans                                                472,987
     Note payable                                                        73,020
     Capital lease obligations, current portion                         218,472
                                                                    ------------
                                                                      2,071,110

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                       762,559

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, no par value, 10,000,000 shares
         authorized; zero shares issued and outstanding                      --
     Common stock, no par value, 100,000,000 shares
         authorized; 46,020,231 shares issued and
         outstanding                                                  8,568,337
     Note receivable from stockholder                                   (80,000)
     Accumulated deficit                                             (9,374,584)
                                                                    ------------
                                                                       (886,247)
                                                                    ------------

                                                                    $ 1,947,422
                                                                    ============

--------------------------------------------------------------------------------
    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PAGE F-3

--------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED APRIL 30, 2001 AND 2000
--------------------------------------------------------------------------------


                                                      2001              2000
                                                  -------------    -------------

REVENUES
     Sales                                        $         --     $     99,264
     Other                                                  --            2,620
                                                  -------------    -------------
                                                            --          101,884

COST OF GOODS SOLD                                          --           76,143
                                                  -------------    -------------

GROSS PROFIT                                                --           25,741

OPERATING EXPENSES
     Provision for inventory losses                    620,287               --
     Research and development                           51,828           62,472
     General and administrative expenses             1,415,893          663,693
                                                  -------------    -------------
                                                     2,088,008          726,165
                                                  -------------    -------------

LOSS FROM OPERATIONS                                (2,088,008)        (700,424)

OTHER EXPENSE
     Interest expense                                 (175,749)         (33,274)
     Loss on impairment of assets                      (60,000)        (457,356)
                                                  -------------    -------------
                                                      (235,749)        (490,630)
                                                  -------------    -------------

LOSS BEFORE INCOME TAXES                            (2,323,757)      (1,191,054)

PROVISION FOR INCOME TAXES                                  --               --
                                                  -------------    -------------

NET LOSS                                          $ (2,323,757)    $ (1,191,054)
                                                  =============    =============

BASIC AND DILUTED LOSS PER COMMON SHARE           $      (0.06)    $      (0.04)
                                                  =============    =============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  DURING THE YEAR
                                                    42,094,073       32,752,758
                                                  =============    =============

--------------------------------------------------------------------------------
    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PAGE F-4

-----------------------------------------------------------------------------------------------------------------------
                                       LEADING-EDGE EARTH PRODUCTS, INC.
                                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  FOR THE YEARS ENDED APRIL 30, 2001 AND 2000
-----------------------------------------------------------------------------------------------------------------------

                                                        Common Stock            Notes
                                                --------------------------   Receivable -   Accumulated
                                                   Shares        Amount      Stockholders     Deficit          Total
                                                ------------  ------------   ------------   ------------   ------------

BALANCE - APRIL 30, 1999                         29,835,013   $ 5,529,562    $  (355,000)   $(5,859,773)   $  (685,211)
Common stock issued for assets                    1,800,000       198,000             --             --        198,000
Common stock issued for cash                      3,657,024       588,733             --             --        588,733
Stock options exercised                           1,300,000       235,000             --             --        235,000
Common stock issued for services                    738,440       156,430             --             --        156,430
Common stock issued for other assets                594,077       168,394             --             --        168,394
Contributed capital                                      --       616,855             --             --        616,855
Stock options granted                                    --       199,347             --             --        199,347
Shares held in escrow                             2,000,000            --             --             --             --
Write off of note receivable from stockholder            --      (275,000)       275,000             --             --
Net loss                                                 --            --             --     (1,191,054)    (1,191,054)
                                                ------------  ------------   ------------   ------------   ------------
BALANCE - APRIL 30, 2000                         39,924,554     7,417,321        (80,000)    (7,050,827)       286,494
Common stock issued for cash                      4,768,509       797,776             --             --        797,776
Common stock issued for services                    418,334       111,500             --             --        111,500
Common stock issued for accounts payable, notes
 payable, related party loans and interest          908,834       145,940             --             --        145,940
Stock options granted                                    --        95,800             --             --         95,800
Net loss                                                 --            --             --     (2,323,757)    (2,323,757)
                                                ------------  ------------   ------------   ------------   ------------

BALANCE - APRIL 30, 2001                         46,020,231   $ 8,568,337    $   (80,000)   $(9,374,584)   $  (886,247)
                                                ============  ============   ============   ============   ============

-----------------------------------------------------------------------------------------------------------------------
                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

PAGE F-5

-----------------------------------------------------------------------------------------------
                             LEADING-EDGE EARTH PRODUCTS, INC.
                                 STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED APRIL 30, 2001 AND 2000
-----------------------------------------------------------------------------------------------

                                                                        2001           2000
                                                                    ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $(2,323,757)   $(1,191,054)
Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                   248,764          2,784
         Amortization                                                    19,800          1,650
         Stock options granted                                           95,800        199,347
         Stock issued for services, accounts payable and interest       129,827        833,035
         Write off of receivables                                            --         67,826
         Loss on impairment of assets                                    60,000             --
         Provision for inventory losses                                 620,287             --
         Changes in operating assets and liabilities:
              Accounts receivable                                        38,186        (31,103)
              Inventory                                                (955,310)            --
              Prepaid expenses and other assets                         (13,264)        24,583
              Accounts payable                                          249,241         41,211
              Payables to related parties                               409,385             --
              Accrued contract salary payable                           153,500       (307,427)
              Accrued royalties and interest payable                     69,668         17,332
                                                                    ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES                                (1,197,873)      (341,816)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment                                                (45,118)            --
Investment in affiliate                                                      --         13,494
Notes receivable from stockholders                                           --       (357,500)
                                                                    ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                                   (45,118)      (344,006)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on line-of-credit                              39,126        (43,041)
Proceeds from issuance of common stock                                  797,776        588,733
Proceeds from related party loans                                       524,132         75,000
Payments on related party loans                                         (10,255)       (95,000)
Exercise of stock options                                                    --        235,000
Principal payments on capital leases                                   (166,549)            --
                                                                    ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             1,184,230        760,692
                                                                    ------------   ------------

NET (DECREASE) INCREASE IN CASH                                         (58,761)        74,870

CASH - beginning of year                                                 75,994          1,124
                                                                    ------------   ------------

CASH - end of year                                                  $    17,233    $    75,994
                                                                    ============   ============

                                  (continued)

-----------------------------------------------------------------------------------------------
           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

PAGE F-6

-----------------------------------------------------------------------------------------------
                             LEADING-EDGE EARTH PRODUCTS, INC.
                                 STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED APRIL 30, 2001 AND 2000
-----------------------------------------------------------------------------------------------

                                                                        2001           2000
                                                                    ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION AND NONCASH
     INVESTING AND FINANCING ACTIVITIES

Cash paid for interest                                              $    82,165    $    12,209
                                                                    ============   ============

Acquisitions of equipment with capital leases                       $ 1,147,580    $        --
                                                                    ============   ============

Shares issued upon conversion of stockholder loan                   $   100,000    $        --
                                                                    ============   ============

Shares issued upon conversion of note payable                       $    27,613    $        --
                                                                    ============   ============

Increase in stockholder loan for accounts payable                   $        --    $    19,423
                                                                    ============   ============

Capital contribution from stockholder                               $        --    $   564,427
                                                                    ============   ============

Settlement of lawsuit for contract salary                           $        --    $    52,428
                                                                    ============   ============

Exchange of shares for improvement to land                          $        --    $   108,644
                                                                    ============   ============

Exchange of shares for services                                     $        --    $   324,824
                                                                    ============   ============

Exchange of $777,360 investment in joint venture for
     acquired assets                                                $        --    $   320,004
                                                                    ============   ============

Exchange of 1,800,000 common shares for technology transfer         $        --    $   198,000
                                                                    ============   ============

-----------------------------------------------------------------------------------------------
           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

PAGE F-7

--------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2001
--------------------------------------------------------------------------------

1. NATURE OF BUSINESS

NATURE OF BUSINESS

Leading-Edge Earth Products, Inc. (the "Company" or "LEEP") was incorporated on June 20, 1968 in the state of Oregon, and engages in the development, manufacture, and sale of its structural, lightweight, insulated composite component LEEP STRUCTURAL CORE(R) ("LEEPCORE") to support construction of the LEEPCORE Frameless Buildings System ("LEEPCORE System"). The LEEPCORE System is a 3-way structural, pre-engineered system used for constructing buildings, which is produced by joining multiple units of the Company's proprietary LEEPCORE component together to form structural walls, roofs and floors for residential and non-residential building construction. The Company's product is designed to substitute for traditional materials and building systems, and the Company intends to sell the LEEPCORE System worldwide. LEEPCORE is manufactured in the Company's 30,000 square foot plant near Williamsport, Pennsylvania. Administration of the Company is conducted in its offices in Chicago, Illinois.

LEEPCORE is protected by several United States patents which expire in 2012 and 2016. The Company is currently in the process of obtaining worldwide patent protection of its proprietary technology. In addition, pursuant to assignment agreements, the Company has (1) the exclusive domestic right to use certain patents, (2) the non-exclusive right to use certain patents outside the United States, and (3) the right to use certain non-patented technology. The duration of such agreements is generally equal to or greater than the remaining legal life of the related patents.

The Company had no sales for the year ended April 30, 2001. Management attributes this to the reluctance of potential customers to incorporate a component product in their building design that has not yet received the testing certifications necessary to qualify for building code approvals and thus facilitate receiving building permits. The Company has initiated a series of supervised tests by a nationally accredited testing organization, and expects to receive the necessary certifications during the year ending April 30, 2002.

GOING CONCERN

The Company's ability to continue as a going concern is dependent upon its success in transforming its building panel technology into a profitable operation and additional financing or equity funding commensurate with operating activity. The Company has a net loss of approximately $2.3 million for the year ended April 30, 2001, has incurred a deficit of approximately $9 million as of April 30, 2001, and substantially all of the Company's loans and notes payable are in default at April 30, 2001. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans to address these issues include establishing a distribution network to generate sales and improving prices and operating efficiency. Further, management intends to continue financing its operations through private sales of its common shares, borrowings from officers and more traditional institutional debt financing until cash requirements can be met by operations. Also, the Company plans to concentrate on maximum utilization of the plant facility in Pennsylvania, while disposing of land and equipment held in Idaho, which the Company had held for anticipated expansion. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

QUARTERLY REVIEWS

The Company's 10-QSB for the quarter ended January 31, 2001 was not reviewed by its independent certified public accountants in accordance with Statement of Auditing Standards No. 71, "Interim Financial Information", as required by the Securities and Exchange Commission. Management intends to file an amended 10-QSB in the near term after review by its current independent certified public accountants.

--------------------------------------------------------------------------------
PAGE F-8

--------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2001
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of Company management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements.

USE OF ESTIMATES

The Company prepares its financial statements in conformity with GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

Financial instruments that may subject the Company to credit risk principally consist of uninsured cash-in-bank balances. At times, the Company's bank balance exceeded the amount insured by the Federal Deposit Insurance Corporation.

OTHER CONCENTRATIONS

During the year ended April 30, 2000, one customer accounted for substantially all of net sales.

INVENTORY

Inventory is stated at the lower of cost (using the first-in, first-out method) or estimated market value. Management periodically reviews inventory and outstanding purchase commitments to identify any significant obsolete or slow-moving items and provides allowances for such items. Some inventory was acquired from a former joint venture partner in April 2000 at the historical cost to the joint venture.

During the year ended April 30, 2001, a provision for inventory losses of approximately $620,000 was charged against operations to write down finished goods and work-in-process inventory to its estimated market value (selling price less reasonably estimable costs of completion and a normal profit margin), based on management's best estimates of product sales prices and customer demand patterns. Management attributes such expense primarily to excessive manufacturing overhead costs caused by the acquisition of significant amounts of equipment during the year ended April 30, 2001, depreciation of such equipment, plant startup costs, and other costs related to an idle plant that was not producing to capacity because of a lack of sales. It is at least reasonably possible that the estimates used by management to determine the provision for inventory losses will be materially different from the actual amount. These differences could result in materially higher than expected inventory losses, which could have a material adverse effect on the Company's results of operations and financial condition in the near term. Additionally, because a significant amount of inventory at April 30, 2001 is work-in-process that will require additional materials, labor and overhead to finish, estimated market value as reported may be significantly different (lower) than the sales amounts ultimately received in the marketplace.

--------------------------------------------------------------------------------
PAGE F-9

--------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2001
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PLANT AND EQUIPMENT

In April 2000, the Company purchased all of the assets from a joint venture partner, LBS. The Company acquired certain assets including inventory, equipment, and a proprietary manufacturing process in exchange for receivables due from LBS, common shares of the Company, and an agreement to pay certain incidental payables of the joint venture. The assets acquired were recorded at the fair value of the consideration given, including 1,800,000 shares of the Company's restricted common stock with an estimated fair value of $198,000 (see
Note 3).

Plant and equipment are stated at cost less accumulated depreciation. Repairs, maintenance, and similar costs that do not significantly improve or extend the useful lives of the assets are expensed as incurred. When an asset is sold or retired, the cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in current operations. Plant and equipment is depreciated on a straight-line basis over an estimated useful life of five years.

INTANGIBLE ASSETS

The purchase price allocated to the proprietary manufacturing technology acquired from LBS discussed above was based on the estimated fair value of the 1,800,000 shares of restricted common stock exchanged in the acquisition of assets. Such asset is amortized on a straight-line basis over its estimated economic life of ten years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. Any long-lived assets held for disposal are reported at the lower of their carrying amount or fair value less costs to sell. During the years ended April 30, 2001 and 2000, management determined that certain assets were impaired. Accordingly, for the years ended April 30, 2001 and 2000, the Company recorded impairment and other losses of approximately $60,000 and $457,000, respectively (see Note 3). The $60,000 adjustment related to equipment held for sale at April 30, 2000.

--------------------------------------------------------------------------------
PAGE F-10

--------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2001
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LAND HELD FOR SALE

As of April 30, 2001, the Company has land for sale in the amount of $74,100 which is recorded at historical cost, is located in Shoshone, Idaho, and is the collateral for a note payable (Note 8) in the amount of $73,020. Management estimates that the net proceeds from the sale of the land will exceed its cost.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, accounts payable, notes payable, capital leases and loans from stockholders. Except for notes receivable from stockholders and loans from stockholders, the Company believes that the estimated fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing market rates. It is not practicable to estimate the fair value of notes receivable from stockholders and loans from stockholders, due primarily to the uncertainty surrounding the timing of cash flows.

INCOME TAXES

Using the liability method required by Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES" ("SFAS 109"), the estimated tax effects of temporary differences between financial and income tax reporting are recorded in the period in which the events occur. Such differences between the financial and tax bases of assets and liabilities result in future tax deductions or taxable income (Note 6).

REVENUE RECOGNITION

Revenue is recognized upon shipment of product.

ADVERTISING

Advertising and marketing costs are expensed as incurred. Such costs approximated $331,000 and $81,000 for the years ended April 30, 2001 and 2000, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

--------------------------------------------------------------------------------
PAGE F-11

--------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2001
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK OPTIONS AND SIMILAR EQUITY INSTRUMENTS

For employee compensatory stock options that will eventually vest, compensation expense is recognized during the periods in which the related employee services are rendered. Such expense is generally measured by determining the excess, if any, of the grant date estimated fair market value of the underlying stock over the amount to be paid by the employee in conformity with Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25").

Compensatory stock options and similar equity instruments issued to non-employees in exchange for goods or services are accounted for based on the estimated fair market value of (1) the goods or services received or (2) the equity instrument issued, whichever is more reliably measurable. This accounting policy is in conformity with Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS 123").

LOSS PER COMMON SHARE

Loss per common share is based on the weighted average number of common shares and potential common stock outstanding during the year in accordance with Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE". Securities that could potentially dilute basic loss per share in the future (Notes 3 and 11) were not included in the diluted-loss-per-share computation because their effect is antidilutive. Such securities, if converted, would increase outstanding common shares by 9,225,000 at April 30, 2001. See Note 15 for additional information.

ELEMENTS OF OTHER COMPREHENSIVE INCOME

For the years ended April 30, 2001 and 2000, the Company did not have any elements of other comprehensive income as defined by Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME." Therefore, a statement of comprehensive income has not been presented.

SEGMENT REPORTING

The Company has adopted Statement of Financial Accounting Standards No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" ("SFAS 131"). SFAS 131 establishes standards for the way public companies report information about operating segments and related disclosures about products and services, geographic areas and major customers in annual financial statements. The Company operates entirely in one business segment in the United States.

--------------------------------------------------------------------------------
PAGE F-12

--------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2001
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

For the year ending April 30, 2002, the Company will be required to adopt Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"), as amended. Management does not believe that the Company engages in any of the activities described under SFAS 133. As such, no impact is expected to the Company's financial position or results of operations from adopting this standard.

Additionally, in July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by the purchase method. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and other intangible assets will no longer be amortized but will be tested for impairment annually and written down only when impaired. Management has not determined whether the requirements of such pronouncements will have a significant impact on the Company's future financial statements.

RECLASSIFICATIONS

Certain amounts in the 2000 financial statements have been reclassified to conform to their 2001 presentation.


3. RELATED PARTY TRANSACTIONS

INVESTMENT IN JOINT VENTURE

LBS was a joint venture partnered by the Company and L/A Investors, which owns a small percentage of the Company's common stock. From July 1998 through April 2000, the Company advanced significant cash and other assets to LBS. The resources advanced by the Company under this arrangement were accounted for as an investment in affiliate. L/A Investors was deemed to have control of LBS.

--------------------------------------------------------------------------------
PAGE F-13

--------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2001
--------------------------------------------------------------------------------

3. RELATED PARTY TRANSACTIONS (continued)

INVESTMENT IN JOINT VENTURE (continued)

In April 2000, the Company purchased certain assets from and agreed to pay certain liabilities of LBS in exchange for the amounts due from and investment in LBS and 1.8 million shares of the Company's restricted common stock. The following is a list of the net assets acquired from LBS:

Cash and receivables                                         $            1,500
Inventories                                                             171,982
Equipment                                                               199,706
Proprietary manufacturing technology                                    198,000
Payables                                                                (53,184)
                                                             -------------------

Net assets acquired                                          $          518,004
                                                             ===================

In exchange for the acquired net assets, the Company relinquished $777,360 in receivables and investment in LBS. As a result of this exchange, management determined that the carrying value of certain of these assets was impaired and a loss of $457,356 was recorded. In addition, $60,000 of the equipment acquired was classified in the balance sheet at April 30, 2000 as equipment held for sale and was fully written off during the year ended April 30, 2001 (see Note 2, IMPAIRMENT OF LONG-LIVED ASSETS). LBS was dissolved concurrent with this aquisition.

ARCHITECTURAL SERVICES AGREEMENT

The Company has entered into an agreement with the owner of DB Associates, a stockholder and member of the Board of Directors, to provide architectural and sales services (see Note 13). For the years ended April 30, 2001 and 2000, the Company incurred approximately $35,000 and $15,000, respectively, in fees to DB Associates.

OTHER STOCKHOLDER SERVICES

Aberdeen Capital Strategies, Corp., a Company stockholder, billed the Company $15,000 for investor relation services from July 2000 through December 2000. Such services were paid through the issuance of 60,000 shares of the Company's restricted common stock during the year ended April 30, 2001.

Brown Marketing Communications, LLC ("Brown"), a Company stockholder and creditor, began leasing office space to the Company in February 2001 on a month-to-month basis (see Note 13). Rent charged by Brown for the year ended April 30, 2001 totaled $6,600. Additionally, Brown provided marketing and advertising services during the year ended April 30, 2001 approximating $300,000. Such amounts are included in payables to related parties in the accompanying balance sheet. Additionally, Brown employs Dennis Schrage, a Director of the Company.

During fiscal 2001, the Company paid approximately $34,000 to Laux, Medley, Norris, Inc. for fees and expenses related to handling certain accounting matters for the Company. James Medley, a former Director and treasurer of the Company, is a principal in Laux, Medley, Norris, Inc. The arrangement with Laux Medley Norris was terminated on January 10, 2001.

--------------------------------------------------------------------------------
PAGE F-14

--------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2001
--------------------------------------------------------------------------------

3. RELATED PARTY TRANSACTIONS (continued)

EMPLOYMENT CONTRACTS

In connection with the termination of an employee during fiscal 2001, the Company issued a total of 50,000 shares of its restricted common stock in order to terminate the employment contract. Based on the market value of such stock at the date the shares were issued, the Company recorded $11,000 in additional compensation expense for the year ended April 30, 2001.

DUE TO RELATED PARTIES

On April 30, 2000, the Company owed $59,110 to officers and stockholders in unsecured demand notes with interest accruing at 8% or 10% per annum. Approximately $10,000 of such loans was repaid during the year ended April 30, 2001. The remaining balances of these loans are still outstanding at April 30, 2001. During fiscal 2000, a principal stockholder and control person forgave $564,427 in amounts due to him. In addition, a former officer forgave accrued salary of $52,428. These transactions are reflected in the financial statements as a reduction of liabilities and a contribution of capital.

During the year ended April 30, 2001, the following additional short-term loans were received from stockholders:

Notes payable to Brown, bearing interest at 1.5% per month, principal and interest due at maturity, collateralized by 3 million shares of the
     Company's restricted common stock, due on dates through January 31, 2001.
     In the event of default, the lender may request up to 500,000 of the
     collateralized shares as repayment of the principal of these loans.                $   135,000

Note payable bearing interest at 1% per month plus 3,000 shares of the Company's restricted common stock per month, due on December 31, 2000, principal convertible at the lender's option into 250,000 shares of common stock at
     any time.                                                                               50,000

Note payable to Brown, bearing interest at 1% per month plus 5,000 shares of the
     Company's restricted common stock per month, due on December 31, 2000, secured by 1,000,000 shares of the Company's restricted common stock, principal convertible at the lender's option into 1,000,000 shares of
     common stock at any time.                                                              197,233

Note payable due on June 28, 2001, secured by 300,000 shares of the Company's
     restricted common stock.                                                                30,000

                                   (continued)
--------------------------------------------------------------------------------
PAGE F-15


--------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2001
--------------------------------------------------------------------------------

3. RELATED PARTY TRANSACTIONS (continued)

DUE TO RELATED PARTIES (continued)

Loan payable to Grant Record, Director and stockholder, bearing interest at 8% per
     annum, due on demand.                                                                   11,899

Note payable to Stan Forde, bearing interest at 1% per month, due in full on or before November 14, 2000, secured by 500,000 shares of the Company's restricted common stock, convertible at any time to shares of the Company's
     restricted common stock.                                                               100,000
                                                                                        ------------

 Total new borrowings in fiscal 2001                                                    $   524,132
                                                                                        ============

The Stan Forde note described above plus accrued interest on such note and a payable for outside services of approximately $13,000, was converted into 789,721 shares of the Company's restricted common stock during the year ended April 30, 2001, in full satisfaction of that note.

As described above, substantially all notes are in default. As such, these notes can be converted into 1,750,000 shares of the Company's restricted common stock at April 30, 2001. Additionally, all conversion rates on these notes at the commitment dates were equal to the then current per share price at which the Company was selling such stock.

NOTES RECEIVABLE FROM STOCKHOLDERS

During fiscal 2000, management determined that the carrying value of a $275,000 note due from a shareholder should be reduced to zero due to uncertainties about collection. This note was originally recorded as a capital transaction, having been exchanged for common shares, and was reflected in the financial statements as a reduction of equity. Writing off the carrying value had no effect on the Company's operations or net equity.

COMMON CONTROL

Because the Company and other entities, as described above, have commonality of ownership and/or management control, the reported operating results and/or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

Other related party transactions are discussed elsewhere in these notes to the financial statements.

--------------------------------------------------------------------------------
PAGE F-16

--------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2001
--------------------------------------------------------------------------------

4. INVENTORY

Inventory consists of the following at April 30, 2001:

Raw materials                                                  $        215,509
Work-in-process                                                         221,454
Finished goods                                                           15,611
                                                               -----------------

                                                               $        452,574
                                                               =================


5. PLANT AND EQUIPMENT

Plant and equipment, including equipment under capital leases (see Note 9), consist of the following at April 30, 2001:

Plant design                                                   $        117,025
Manufacturing equipment                                               1,312,689
Office equipment                                                         19,660
                                                               -----------------
                                                                      1,449,374
Accumulated depreciation                                               (251,549)
                                                               -----------------

                                                               $      1,197,825
                                                               =================


6. INCOME TAXES

Deferred tax assets primarily consist of net operating loss carry forwards as the Company has not generated taxable income since inception. There are no significant deferred tax liabilities. As management of the Company cannot determine that it is more likely than not that the Company will receive benefit from these assets, a valuation allowance has been established to reduce the deferred tax assets to zero at April 30, 2001. Differences between the cumulative net loss for financial reporting purposes and that available for income tax purposes arise primarily as a result of nondeductible expenditures paid by the issuance of securities and start up costs capitalized for income tax purposes.

At April 30, 2001, the Company had net operating loss carry forwards available to reduce taxable income in future years of approximately $7,375,000.

--------------------------------------------------------------------------------
PAGE F-17

--------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2001
--------------------------------------------------------------------------------

6. INCOME TAXES (continued)

Net operating loss carry forwards for federal income tax purposes which are available to offset future taxable income, if any, expire as follows:

2009                                                   $     7,000
2010                                                        31,000
2011                                                     1,091,000
2012                                                     1,627,000
2013                                                     1,399,000
2020                                                       992,000
2021                                                     2,228,000
                                                       -----------
                                                       $ 7,375,000
                                                       ===========

A summary of the activity in the deferred tax asset and related 100% valuation allowance for the years ended April 30, 2001 and 2000 follows:

Balance - April 30, 1999                               $ 1,450,000

Deferred benefit for 2000                                  350,000
                                                       -----------

Balance - April 30, 2000                                 1,800,000

Deferred benefit for 2001                                  780,000
                                                       -----------

Balance - April 30, 2001                               $ 2,580,000
                                                       ===========


7. LINE-OF-CREDIT

The Company has a $25,000 line-of-credit used to fund its short-term working capital requirements. Interest is payable monthly at the lender's periodic rate (17.5% at April 30, 2001). At April 30, 2001, the Company had borrowed approximately $14,500 in excess of the credit limit under the line-of-credit. As such, the lender has temporarily suspended additional borrowings against the line.


8. NOTE PAYABLE

At April 30, 2001, note payable consists of one note to a third-party with a principal balance of $73,020. Such note was in default, and continues to accrue interest at 11% per annum. This note is secured by a deed of trust on the land held for sale, as reported in the accompanying balance sheet. Pursuant to such deed of trust and a Notice of Default, the land was sold by a trustee subsequent to April 30, 2001 for $83,700; the proceeds were used to repay the note in full.

During the year ended April 30, 2001, a note payable in the amount of $27,613 was converted into common stock at $0.25 per share, for a total of 110,453 shares.

--------------------------------------------------------------------------------
PAGE F-18

--------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2001
--------------------------------------------------------------------------------

9. CAPITAL LEASE OBLIGATIONS

The Company leases certain manufacturing equipment under capital lease obligations that expire at various dates through fiscal 2005. Such leases are guaranteed by certain Directors of the Company. At April 30, 2001, such equipment is included in plant and equipment in the accompanying balance sheet in the amount of $1,147,580, less accumulated depreciation of $190,539.

Future minimum lease payments under the capital lease obligations are as follows for the years ending April 30:

2002                                              $      312,995
2003                                                     304,795
2004                                                     303,155
2005                                                     284,359
                                                  ---------------
                                                       1,205,304
Less imputed interest                                   (224,273)
                                                  ---------------

Capital lease obligations (including current
    portion of $218,472)                          $      981,031
                                                  ===============


10. EQUITY SECURITIES

The Articles of Incorporation authorize issuance of up to 100,000,000 shares of common stock and up to 10,000,000 shares of preferred stock. No preferred shares have been issued. The Board of Directors has the authority, without further stockholder action, to determine the preferences, limitations, and relative rights of the preferred stock, subject to the requirements of the Oregon Business Corporation Act. No liquidation preferences for preferred stock have been established by the Board of Directors as of the date of this report. As of April 30, 2001, approximately 20,675,000 shares of the Company's common stock are freely tradable.


11. STOCK OPTIONS

On January 10, 2001, the Company granted options for a total of 4.1 million shares of the Company's restricted common stock exercisable at $0.25 per share. Directors were granted options for 3.6 million shares, 2.4 million of which were immediately exercisable while the balance vest in four equal installments during the year ending April 30, 2002. One Director was granted options to acquire an additional 500,000 shares of the Company's common stock for non-employee services that were immediately exercisable. All options expire 10 years from the date of grant.

The Company has no formal stock option or stock based compensation plan.

--------------------------------------------------------------------------------
PAGE F-19

--------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2001
--------------------------------------------------------------------------------

11. STOCK OPTIONS (continued)

SFAS 123 DISCLOSURES

The following table summarizes certain information concerning stock options as required by SFAS 123:

                                                                           WEIGHTED
                                                                            AVERAGE
                                                                           EXERCISE
                                                           EXERCISE PRICE  PRICE PER
                                              SHARES           RANGE         SHARE
                                          --------------   --------------  ---------

Options outstanding - April 30, 1999          2,252,305    $0.20 - $2.00   $   0.49
Options granted                               5,675,000    $0.15 - $0.45   $   0.21
Options exercised                            (1,300,000)   $0.15 - $0.20   $   0.18
Options expired or forfeited                   (400,000)   $0.50 - $0.75   $   0.69
                                          --------------

Options outstanding - April 30, 2000          6,227,305    $0.16 - $2.00   $   0.29
Options granted                               4,100,000        $0.25       $   0.25
Options exercised                                    --          --        $     --
Options expired                              (1,652,305)   $0.37 - $2.00   $   0.52
                                          --------------

Options outstanding - April 30, 2001          8,675,000    $0.16 - $0.45   $   0.23
                                          ==============

Options exercisable - April 30, 2001          7,475,000    $0.16 - $0.45   $   0.23
                                          ==============

The weighted average estimated fair value of options granted during the year ended April 30, 2001 when the exercise price exceeded the grant-date market price was $0.19 per share.

The following schedule reflects additional disclosures required by SFAS 123. This information is provided to assist readers in assessing the timing and uncertainties related to the exercise of outstanding options to purchase common stock.

--------------------------------------------------------------------------------
PAGE F-20

--------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2001
--------------------------------------------------------------------------------

11. STOCK OPTIONS (continued)

SFAS 123 DISCLOSURES

                                               WEIGHTED           WEIGHTED
OPTIONS EXERCISABLE AT    EXERCISE PRICE       AVERAGE        AVERAGE REMAINING
    APRIL 30, 2001            RANGE         EXERCISE PRICE    CONTRACTUAL LIFE
----------------------    --------------    --------------    --------------

            3,400,000     $0.16 - $0.20     $        0.20         3.0 years
            3,775,000     $0.22 - $0.25     $        0.25         7.7 years
              300,000     $0.30 - $0.45     $        0.35         1.7 years
----------------------

            7,475,000
======================

OTHER MATTERS

The fair value of stock options granted has been estimated using the Black-Scholes stock option pricing model based on the exercise price per share, the market price of the Company's common stock, and the weighted-average assumptions set forth below for issuances in the following fiscal years:

                                                     2001             2000
                                                --------------    --------------

Expected life                                       7.5 years         3.3 years
Estimated volatility                                     106%               51%
Risk-free interest rate                                  5.1%              6.0%
Dividends                                                Zero              Zero


12. STOCK-BASED COMPENSATION AND OTHER EXPENSES

As discussed in Note 2, compensatory stock options and similar equity instruments issued to non-employees are accounted for using the fair value method of SFAS 123. The Company recognized compensation expense related to such equity instruments of approximately $96,000 and $181,000 for the years ended April 30, 2001 and 2000, respectively. These costs are associated with services performed by non-employees.

Stock options granted to employees are accounted for using the intrinsic value method of APB 25. Estimated compensation expense related to such options approximated $19,000 for the year ended April 30, 2000. No such expense was recorded for the year ended April 30, 2001. If the fair value method of accounting had been applied to such options, the Company's reported net loss and loss per common share would have been as follows for the years ended April 30:

--------------------------------------------------------------------------------
PAGE F-21

--------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2001
--------------------------------------------------------------------------------

12. STOCK-BASED COMPENSATION AND OTHER EXPENSES (continued)

                                                         (In thousands, except
                                                            per share data)
                                                           2001          2000
                                                         --------     ----------

Net loss, as reported                                    $(2,324)     $  (1,191)
                                                         ========     ==========

Net loss, pro forma                                      $(2,841)     $  (1,393)
                                                         ========     ==========

Basic and diluted loss per share, as reported            $ (0.06)     $   (0.04)
                                                         ========     ==========

Basic and diluted loss per share, pro forma              $ (0.07)     $   (0.04)
                                                         ========     ==========

The above pro forma effects of applying SFAS 123 are not necessarily representative of the impact on reported results of operations for future years.


13. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases 30,000 square feet of manufacturing plant facilities near Williamsport, Pennsylvania. Additionally, the Company leases certain equipment through operating leases. These operating leases expire at dates through 2004.

Minimum annual rental payments required under these non-cancelable operating leases are as follows for the years ending April 30:

2002                                 $        154,422
2003                                           28,885
2004                                            3,420
                                     -----------------

                                     $        186,727
                                     =================

In February 2001, the Company relocated its administrative offices to office space in Chicago, Illinois occupied by a related party (see Note 3). The Company pays $2,200 per month on a month-to-month basis.

Total rent expense, including common area maintenance and other related expenses, approximated $146,000 and $24,000 for the years ended April 30, 2001 and 2000, respectively.

--------------------------------------------------------------------------------
PAGE F-22

--------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2001
--------------------------------------------------------------------------------

13. COMMITMENTS AND CONTINGENCIES (continued)

EMPLOYMENT CONTRACTS

Kenneth Rogstad has been contracted through October 2001 to serve as the President of the Company. He is to receive $5,000 per month. Upon obtaining major funding, the Board of Directors may authorize additional compensation up to $150,000 per year plus stock options. At such time as the Company produces an operating profit, the Board of Directors may, at its discretion, award a bonus of cash and stock options on a semi-annual basis.

William Nordstrom, a Director, has been contracted through August 10, 2001 to function as the Company's Chief Financial Officer. Under such contract, he is to receive $10,000 per month.

ARCHITECTURAL SERVICES AGREEMENT

The Company has entered into an agreement with the owner of DB Associates, a stockholder and member of the Board of Directors, to provide architectural and sales services. In addition to normal hourly rates for architectural services, DB Associates will be paid for sales and marketing efforts at the rate of $1.00 per panel for each LEEPCORE panel sold to persons or companies for which DB Associates performs architectural work. DB Associates will alternatively receive $0.25 per panel for providing architectural review for compliance with the Company's standards on projects with which DB Associates is not directly involved as architect.

DEFAULTED DEBT

As described in Notes 3 and 8, approximately $516,000 of related party loans and a note payable were in default at April 30, 2001. The note payable is secured by the land held for sale, as reported on the accompanying balance sheet, and certain defaulted related party loans are secured by 1,750,000 shares of the Company's restricted common stock. See Note 15 for additional information.


14. EFFECT OF SIGNIFICANT ADJUSTMENTS ON PRIOR QUARTERLY RESULTS (Unaudited)

Significant adjustments recorded during the fourth quarter of the year ended April 30, 2001 related to recording common stock issued for services and interest, depreciation of leased assets, stock grant expense in accordance with SFAS 123, and adjusting lease expense to properly account for capitalized leases. These adjustments had a material impact on the unaudited results of operations for the quarters ended as follows:


                              As Previously Reported           As Restated
                              ----------------------      ----------------------
                               Net Loss   Loss/Share       Net Loss   Loss/Share
                              ----------  ----------      ----------  ----------
For the quarter ended:

  July 31, 2000               $ 415,005   $    0.01       $ 382,312   $    0.01

  October 31, 2000            $ 402,536   $    0.01       $ 453,359   $    0.01

  January 31, 2001            $ 397,576   $    0.01       $ 663,829   $    0.02


15. SUBSEQUENT EVENTS (UNAUDITED)

Subsequent to year-end, the Company borrowed an additional $148,000 from stockholders. Such loans are secured by 1.1 million shares of the Company's unissued restricted common stock and were due in June 2001. Accordingly, these loans are in default.

                                     * * * *

--------------------------------------------------------------------------------
PAGE F-23