Form 10QSB
period 2001-07-31
LEADING EDGE EARTH PRODUCTS INC
filed 2001-09-20
CIK 911212

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

             (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2001
                                                 --------------

               ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

           For the transition period from ___________ to ____________
                        Commission file number 93-67656-S
                                               -----------

                        LEADING-EDGE EARTH PRODUCTS, INC.
                        ---------------------------------
           (Name of small business issuer as specified in its charter)

             Oregon                                             93-1002429
---------------------------------------                 ------------------------
(State of incorporation or organization)                (I.R.S. Employer ID No.)

          200 South Wacker Drive, Suite 4000, Chicago, Illinois, 60606
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

         Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

PART I

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                        LEADING-EDGE EARTH PRODUCTS, INC.
                                  BALANCE SHEET
                                   "UNAUDITED"                   January 31,2001
--------------------------------------------------------------------------------
ASSETS
Current assets:
        Cash                                                        $   139,185
        Receivables, net of reserve                                           0
        Inventories                                                     401,169
        Prepaid expenses and deposits                                    10,632
                                                                    ------------
          Total current assets                                          550,986

Long-lived Assets
        Property, plant and equipment                                 1,269,271
        Accumulated depreciation                                       (141,235)
        Intangible assets                                               198,000
        Accumulated amortization                                        (16,500)
                                                                    ------------
          Total long-lived assets                                     1,309,536
                                                                    ------------
        Land and equipment held for sale                                134,108
                                                                    ------------
          Total assets                                              $ 1,994,630
                                                                    ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
        Credit line                                                 $    47,726
        Accounts payable                                                278,531
        Accrued contract salary payable                                 197,915
        Accrued royalties and interest payable                          152,939
        Loans from shareholder                                          442,987
        Notes payable                                                   101,703
                                                                    ------------
          Total current liabilities                                   1,221,802

Long Term Liabilities:
        Leases payable                                                  933,149
                                                                    ------------
          Total liabilities                                           2,154,951

Shareholders' equity (deficit):
        Common stock, no par value
        100 million shares authorized, 43,359,476 issued              8,072,083
        Note receivable from shareholders                               (80,000)
        Accumulated deficit                                          (8,152,404)
                                                                    ------------
          Total shareholders' equity                                   (160,321)
                                                                    -----------
          Total liabilities and shareholders' equity                $ 1,994,630
                                                                    ============

    The accompanying notes are an integral part of these financial statements


                                          Leading Edge Earth Products Inc
                                              Statements of Operations
                                                    "Unaudited"

                                                     3 Months ended January 31,    3 Months ended January 31,
                                                       2001            2000             2001            2000
                                                   ------------    ------------    ------------    ------------
Income
         Sales                                     $          -    $          -    $          -    $          -
         License and Consulting Revenues                      -               -
         Interest                                             -          15,712               3          61,176
         Other                                                -               -              14             784
                                                   ------------    ------------    ------------    ------------
Total Income                                                  -          15,712              17          61,960
                                                   ------------    ------------    ------------    ------------

                                                   ------------    ------------    ------------    ------------
Manufacturing Overhead                                  132,344               -         352,752               -
                                                   ------------    ------------    ------------    ------------

                                                   ------------    ------------    ------------    ------------
Research and Development Expenses                           541          23,083          42,885          43,209
                                                   ------------    ------------    ------------    ------------

General & Administrative Expenses
         Contract Salaries and Incentives                27,420          28,697         101,375          68,226
         Travel and Entertainment                         7,706          10,810          38,120          19,491
         Legal and Professional                          33,543          22,485         153,228          94,228
         Promotion and Corporate Development                774          22,082          23,683          58,686
         Other General & Administrative Expenses         26,396           9,925         210,299          26,159
         Manufacturing Equipment Lease                  122,872          23,356         158,078          35,798
                                                   ------------    ------------    ------------    ------------
Total General & Administrative Expenses                 218,710         117,355         684,782         302,588
                                                   ------------    ------------    ------------    ------------

                                                   ------------    ------------    ------------    ------------
Interest Expense                                         45,980           6,918         134,714          26,031
                                                   ------------    ------------    ------------

                                                                   ------------
Adjustment for Unpaid Revenues from Affiliate                 -          22,767                          51,407
                                                                   ------------

                                                   ------------    ------------    ------------    ------------
Total Expenses                                          397,576         170,123       1,215,134         423,235
                                                   ------------    ------------    ------------    ------------

                                                   ------------    ------------    ------------    ------------
Net Loss                                           $   (397,576)   $   (154,411)   ($ 1,215,117)   $   (361,275)
                                                   ============    ============    ============    ============

Net Loss per share                                 $       0.01    $       0.00    $       0.03    $       0.01
                                                   ============    ============    ============    ============

Weighted average shares outstanding                  41,036,661      31,193,848      40,076,922      31,193,848
                                                   ============    ============    ============    ============

The accompanying notes are an integrel part of these financial statements


                         Leading Edge EarthProducts Inc
                            Statements of Cash Flows
                                   "Unaudited"

                                                        Nine Months ended January 31,
                                                           2001             2000
                                                        ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

             Net loss                                   $(1,215,117)   $  (361,275)

Adjustments to reconcile net loss to cash
flows used in operating activities:
             Noncash compensation expenses related to
                nonqualified stock options and grants                      151,680
             Depreciation and amortization                  153,301

Changes in operating assets and liabilities:
             Receivables                                     38,186          7,083
             Inventory                                     (283,618)
             Prepaid expenses and deposits                   (5,236)         9,668
             Accounts payable                               153,001        (39,172)
             Accrued salary obligations                      47,000         21,000
             Accrued interest payable                        45,128         14,315
                                                        ------------   ------------
Total adjustments to Operating Loss                         147,763        164,574
                                                        ------------   ------------

                                                        ------------   ------------
Cash used in operating activities                        (1,067,354)      (196,701)
                                                        ------------   ------------

INVESTING ACTIVITIES:
             Investment in affiliate                                      (384,542)
             Equipment purchases, disposals              (1,012,595)       (63,556)
                                                        ------------   ------------
Cash used by investing activities                        (1,012,595)      (448,098)
                                                        ------------   ------------

FINANCING ACTIVITIES:
             Increase in line of credit                      47,341        (23,923)
             Sale of common stock                           654,762        593,093
             Exercise of stock options                                      75,000
             Increase in leases payable                     933,149         27,613
             Proceeds from loans from stockholders          383,877        146,233
             Payments on loans from stockholders                          (146,233)
                                                        ------------   ------------
Cash provided by financing                                2,019,129        671,783
                                                        ------------   ------------

             Net change in cash                             (60,820)        26,984
             Cash at beginning of period                     75,994          1,124
                                                        ------------   ------------
             Cash at end of period                      $   139,185    $    28,108
                                                        ============   ============


The accompanying notes are an integral part of these financial statements

January 31, 2001

                          Notes to Financial Statements

Note 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND POOLING INTERESTS: Leading-Edge Earth Products, Inc. (an Oregon corporation) believes its products have applications for single-family, multifamily residential, modular and low-rise commercial construction. Significant revenues have not yet been generated from research and development activities or operations. The Company's business activities have been financed primarily through the issuance of equity securities, outside loans, and loans from shareholders.

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

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS: The Company considers, and the financial statements reflect, all highly liquid short-term investments with original maturity of three months or less as cash.

INVENTORY: Inventory is stated at the lower of cost or market assuming FIFO. The inventory that was purchased in April 2000 from LBS is stated at the historical cost to the joint venture. The present aggregate inventory was written down by $620,287 to account for start up cost of manufacturing during the year.

PROPERTY AND EQUIPMENT: In May 2001 land held for sale was sold for $83,700, creating a gain of $9,592. Related notes payable secured by the proceeds of sale were satisfied.

NET LOSS PER COMMON SHARE: Net Loss per common share is computed based on the weighted average number of common shares and common share equivalents outstanding. There was no difference between primary and fully diluted earnings for the period presented.

STOCK-BASED COMPENSATION: There was no stock-based compensation during the quarter ended January 31,2001.

Note 2: RELATED PARTY TRANSACTIONS

ARCHITECTURAL SERVICES AGREEMENT: LEEP has entered into an agreement with the owner of DB Associates, a stockholder and member of the Board of Directors, to provide architectural and sales services. In addition to normal hourly rates for architectural services, DB Associates will be paid for sales and marketing efforts at the rate of $1.00 per panel for each panel sold to persons or companies for which DB Associates performs architectural work. DB Associates will alternatively receive $0.25 per panel for providing architectural review for compliance with the Company's standards on projects with which DB Associates is not directly involved as architect.

STOCK OPTIONS:  No stock options were issued during the quarter

LOANS FROM RELATED PARTIES: On July 31, 2001, the Company owed 472,987 in unsecured, demand notes payable to stockholders with interest accruing at 8% or 10% per annum. Also, as of July 31, $170,979 in accrued interest was owed to officers and directors of the Company.

LINE OF CREDIT: A $50,000 line of credit has been terminated with an outstanding balance of $38,585, on which the Company is continuing to make regular monthly payments. The Company's CEO personally guarantees this line of credit.

OFFICE SPACE: The Company subleases approximately 1,000 square feet of office space for its Corporate Headquarters from Brown Marketing Communications, LLP, at 200 South Wacker Drive, Suite 4000, Chicago, Illinois. The Chairman of the Board, Dennis Schrage, is a principal and President of Brown Marketing Communications, LLP. The terms of the month-to-month sublease are at least as favorable as other similar space in downtown Chicago, and lease payments have been deferred until the cash flow of the Company permits lease payments to be made.

Note 3: COMMITMENTS AND CONTINGENCIES

The Company is obligated to a Manufacturing Space Lease in the amount of $11,412 per month. This two year Lease is renewable in May 2002 at a reduced rate of $9,375 per month. Owing to a series of failed financing commitments and the Company's corresponding commitments to vendors, the building owner has allowed the company to miss 5 consecutive lease payments. The owner is now taking the position that the Company must pay and no additional latitude be extended. During the 5 month period, the Company achieved major "critical path" goals and objectives (see Plan of Operation). The Company will be required to finance the payment of overdue lease payments in order to keep operational continuity.

The Company is obligated for capital leases in the amount of $28,000 per month. These leases expire in 20 to 40 months and represent a total obligation of $930,769 over their terms.

The current portion of leases payable is $218,472

Note 4:  INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements reflect all normal and necessary adjustments that are, in the opinion of management, required for a fair presentation of the results of the interim period.

Note 5: PROPERTY AND EQUIPMENT

Property and equipment at July 31, 2001 are summarized as follows:

            Plant design                     $   117,025
            Manufacturing equipment            1,210,256
            Office equipment                      11,779
                                             ------------
             Total                           $ 1,339,060
            Accumulated depreciation            (213,735)
                                             ------------
             Net book value                  $ 1,125,325


Note 6: INVENTORIES

Inventories at July 31, 2001 are summarized as follows:

            Raw Materials                    $  280,295
            Work in Process                     105,316
            Finished Goods`                      71,392
                                             ------------
             Total                           $  460,003(1)




--------
(1) The Company wrote down inventory by $620,287 at the end of the fiscal year just ended April 30,01, due to stat up custs.

LEADING-EDGE EARTH PRODUCTS, INC.

PLAN OF OPERATION: LEEP's manufacturing plant is located in a customized 33,000 square foot building where the company operates with a 100-foot long three-stage rollforming system, three semi-automatic production presses and an automated, computer controlled foam generation system. This current complement of equipment is capable of producing 2,268 panels or 54,432 square feet of LEEPCORE panels per month. Present facilities allow for three additional presses at an additional cost of $375,000, which would give the Pennsylvania plant the ability to produce 110,000 square feet of LEEPCORE panels per month. The plant operated full time through the quarter just ended, to complete the production and stockpiling of a 45,000 sq. ft. LEEPCORE inventory to support pending sales. The plant also completed approximately 2 months of intensive experimental testing to support the formal testing program at RADCO, Long Beach, CA, which is aimed at obtaining ICBO building code compliance. As of 7/15/01, the plant began to operate on a customer/sales demand basis. The current reduction in plant operations is aimed at conserving capital. The Company plans to resume full-time operation as of receipt of anticipated orders and funding to reduce a current excessive debt level and begin full-time operations. Source(s) for such funding are not yet identified, however, management is confident and working diligently toward that objective. The current public low valuation of LEEP works in favor of larger investor involvement.


The LEEPCORE: product is typically factory-configured in large Sections to support construction of structural walls, roofs and floors. The Company's target market is high-volume users such as large builders, developers, contractors and manufactured housing and modular building manufacturers. The Company planned, earlier, to develop a network of distributors and dealers to secure, on a commission basis, building orders in their territories. The planned distributor network approach has been abandoned as nonfunctional as this level of direct sales is inconsistent with the company's staffing, organization and primary objective of seeking high-volume component sales through the Company's direct personnel and related specialists. The Company can only become involved in `one-unit' building orders as that activity is centered in demonstrating the Company's product and technology to volume buyers.

In early January, 2000 the Company announced that it was expecting "immediate" orders as a result of signing a distributor agreement with an entity in the United Arab Emirates (UAE). Those orders have not been forthcoming, although two of the five anticipated orders are still pending. Management believes that the three potential orders which appear lost at this time were the result of increased political and economic tensions in the region. Although at least two Mid Eastern sales opportunities remain in the discussion stage, the company can give no assurance it will receive such orders. It is unknown at this time if the recent NYC tragedy will effect LEEPCRORE sales to the Mid East.

The Company designed and constructed a 3 x 3 x 9 meter (10' x 10' x 30') 'Modular Accommodation Building' as a representative building to market to the oil industry, military, school districts and as a sample for the modular industry. It is anticipated that the unit will be used singularly or in combinations to accommodate lodging, computer installations, kitchens, tool sheds, dining, exercise rooms, classrooms, barracks, rapid deployment shelters, remote location personnel, etc. LEEP has been pursuing a contract to supply the US Army with Rapid Deployment Shelters. LEEP was selected as a finalist and LEEP structures are planned to undergo field-testing with the military. It is unknown at this time as to the eventual outcome. The Company is exploring opportunities in Florida where new 120 MPH wind codes are now coming into effect. LEEP has expectations that LEEPCORE walls will be successful in high-wind resistant designs for Florida and other gulf coast markets. The company received independent test results from Clemson University on January 18, 2001, which stated that the Company's LEEPCORE panel passed the Windborne Debris Impact Test at 234% of the Dade County, Florida building code minimum requirement. Formal LEEPCORE product testing is being conducted at RADCO, a specialized and certified testing laboratory in Long Beach, California, where it expects to be testing for several more months. This tests series is being conducted to provide certified performance data which will enable the Company to receive approvals from all the major building code agencies including ICBO, SBCCI, BOCA, and IBCC. The current testing program is required before application can be made to the code authorities. Preliminary test results indicate the LEEPCORE product fully meets and/or exceeds the ICBO and other desired Code requirements, mentioned earlier.

LEEP's primary focus for 2001 is to manufacture, market and position to sell its LEEP STRUCTURAL CORE product. LEEP's strategy is to establish markets and build sales backlog. LEEP plans to develop the justification for funding construction of a full-scale, highly-automated manufacturing plant capable of producing 100,000 square feet of LEEPCORE product per day. The Company plans to employ approximately 200 people per plant, and reduce cost of goods sold to a level that will allow LEEP to compete successfully in the broad market(s). Financial commitments are not in place at this time for the full-scale plant funding. LEEP's focus is to use the production capacity of the Pennsylvania plant, on an interim basis, to meet the demands of sales to be generated by its short-term sales efforts and create shippable order backlog sufficient to justify funding and construction of LEEP's planned full-scale production plant.

LEEP retained a consulting group to assist with completing and implementing the design of a full-scale manufacturing plant. The work will result in a set of drawings, specifications, and equipment vendor list. LEEP will be able to use the documentation package, permanently, to duplicate LEEP's first full-scale production facility anywhere in the world.

On January 29th, 2001, the Company announced that it had signed a non-binding letter of intent with Group 12, LLC for the acquisition of certain assets. As discussions progressed, and subsequent to the end of the 3rd quarter ended January 31, 01, it became clear to both parties that such an acquisition was not in the best interests of the parties, and the discussions shifted emphasis from acquisition, to the formation of a joint venture company to manufacture and market LEEPCORE to pre-established customers of the Group 12 Companies. As of the July 31,01 quarter end, discussions with Group 12 have stopped. The Company does not expect a resumption of such discussions with Group 12.

LIQUIDITY AND CAPITAL RESOURCES: In recent years LEEP has been almost entirely dependent on its CEO, Grant Record, arranging credit facilities, making personal loans, procuring loans from other stockholders, and selling stock to investors in order to meet the monthly cash needs of LEEP. At this time, other members of the Board are assisting Mr. Record, by seeking to identify qualified investors for the purpose of providing for LEEP's cash needs through this year. LEEP does not have any revenue beyond its first sale in Houston, does not have orders for its product, and does not have assets that can be liquidated to cover cash requirements.

Last fiscal year's loan request for $20,000,000 to a bank for the purpose of funding the establishment of its first full-scale manufacturing plant has been abandoned.

During fiscal year 2000 LEEP acquired manufacturing equipment costing $1,132,000, which was financed with leases from finance companies in the amount of $1,132,000 over 60 months with monthly lease payments of approximately $23,000 to pay for the machines. With the help of a director, LEEP was able to order 400,000 pounds of steel, a large portion of which is now on hand to be used in the production of LEEPCORE panels . Two company directors have provided a limited guarantee with recourse, and one of the manufacturers has provided a remarketing agreement for $872,000. LEEP entered into agreements with one of the company director's companies which provided financial guarantees for which LEEP escrowed 1,000,000 shares of Rule 144 restricted common stock in the director's company name to be issued to the director's company in the event of default by LEEP that results in the director's company being required to make payments. $37,553 was converted to 395,588 shares, as the guarantor made 2 payments to Wells Fargo during the quarter ended July 31,01. Bank One payments made by the guarantor have not been converted to stock., but are carried as loans to the company.

LEEP's approximate cost of maintaining status quo manufacturing operations on a "demand basis" is approximately $50,000 per month. With no revenue from operations, LEEP plans to continue borrowing money and selling stock to fund its corporate overhead and maintain corporate operations and manufacturing operations at the lowest "ready" level. There can be no assurance that the Company will be successful. Current liabilities have increased substantially over the fiscal quarters, and financing is not in place to cover these increases.

In the three months ended July 31, 2001, LEEP increased borrowing by $152,544 no stock was sold during the quarter ended July 31, 2001.

RESULTS OF OPERATIONS: There were no sales in the quarter just ended. LEEP maintained full-time production operations until it accumulated a 45,000 sq.ft. of LEEPCORE panel inventory in order to support future sales. No sales are currently on LEEP's books, however management is confident that immediately shippable sales will soon be booked against the inventory on hand, which was developed for that objective. No guarantees can be provided until customer orders are booked.

Management believes that the series of: positive structural test results; certification to ASTM standards; and receipt of National and International building code approvals will progressively strengthen the Company's position in the industry it serves and garner progressively more sales and financial support.

As earlier reported, the Company relocated its Corporate Offices from Seattle, Washington, to Chicago, Illinois. The Company's new corporate address is 200 South Wacker Drive, Suite 4000, Chicago, Illinois, 60606. The Company is sharing office space with Brown Marketing Communications, LLP, at a favorable rental rate compared to similar office space in Chicago. Accrued rent will be paid as cash flow permits.

PART II OTHER INFORMATION
-------------------------

ITEM I.  LEGAL PROCEEDINGS
--------------------------

The legal action reported in the company's 10-KSB filing for fiscal year ending April 30, 2001 was settled when the land held for sale was sold on May 3, 2001. The proceeds from the land sale fully covered the Company's obligation. (see Financial Note 1 herein).

The risk of legal actions is inherent, as enumerated in the Risk section of the Company's 10-KSB report for fiscal year ending April 30, 2001. No legal proceedings are ongoing at this time.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

There have been no changes in instruments defining the rights of holders of any class of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
-------------------------------------------------------------

No matters have been submitted to a vote of securities holders since the Annual Meeting held in Chicago on April 28, 2001. Business transacted at that meeting was summarized in LEEP's 10-KSB report filed on August 14, 2001

ITEM 5. OTHER INFORMATION
-------------------------

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

None

FINANCIAL STATEMENTS
--------------------

Item 310(b) of Regulation S-B requires that the interim financial statements included herein be reviewed by an independent public accountant.

The Company is in the process of obtaining the Auditor's review, which review will be filed upon completion in the form of an amended report for the three months ended July 31, 2001.


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Leading-Edge Earth Products, Inc.

Date: September 20, 2001


/s/ GRANT C. RECORD                               /s/ Dennis Schrage
------------------------                    ------------------------------
Grant C. Record                            Director and Chairman of the Board
CEO and Secretary