Form 10QSB/A
period 2001-07-31
LEADING EDGE EARTH PRODUCTS INC
filed 2001-09-24
CIK 911212

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                  FORM 10-QSB/A

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

         Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

PART I

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                        LEADING-EDGE EARTH PRODUCTS, INC.
                                  BALANCE SHEET
                                  JULY 31,2001
                                   (UNAUDITED)
--------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS:
        Cash                                                        $     1,585
        Inventories                                                     460,003
        Prepaid expenses and other assets                                54,982
                                                                    ------------
                                                                        516,570

PROPERTY AND EQUIPMENT, NET                                           1,125,325

INTANGIBLE ASSETS, NET                                                  171,600
                                                                    ------------
                                                                    $ 1,813,495
                                                                    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
        Accounts payable                                            $   519,406
        Payables to related parties                                     409,385
        Accrued contract salary payable                                 347,415
        Accrued interest payable                                        181,545
        Line-of-credit                                                   38,585
        Related party loans                                             472,987
        Notes payable                                                   152,543
        Capital lease obligations, current portion                      218,472
                                                                    ------------
                                                                      2,340,338

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                       712,297

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
        Preferred stock, no par value, 10,000,000 shares
          authorized; zero shares issued and outstanding                      -
        Common stock, no par value 100,000,000 shares
          authorized; 46,020,231 shares issued and
          outstanding                                                 8,620,890
        Note receivable from stockholder                                (80,000)
        Accumulated deficit                                          (9,780,030)
                                                                    ------------
                                                                     (1,239,140)
                                                                    -----------
                                                                    $ 1,813,495
                                                                    ============

The accompanying notes are an integral part of these financial statements.

                         LEADING EDGE EARTH PRODUCTS INC
                            STATEMENTS OF OPERATIONS
             FOR THE QUARTERS ENDING JULY 31, 2001 AND JULY 31, 2000
                                   (UNAUDITED)


                                                        THREE MONTHS ENDING
                                                             JULY 31,
                                                     2001              2000
                                                 -------------     -------------

REVENUES
   Sales                                         $          0      $          0
   Other (Gain/loss on Sale of Assets)                  9,592                14
                                                 -------------     -------------
     Total Income                                       9,592                14

IDLE PLANT EXPENSE                                          -          (102,496)

GROSS PROFIT                                                -                 -

OPERATING EXPENSES
   Research and development                           (22,016)          (19,352)
   General and administrative expenses               (352,621)         (260,545)
                                                 -------------     -------------
          Total Operating Expenses                   (374,637)         (279,897)
                                                 -------------     -------------

PROFIT/LOSS FROM OPERATIONS                          (365,045)         (382,379)

OTHER EXPENSE
   Interest expense                                   (40,401)          (32,626)
                                                 -------------     -------------
          Total Other Expenses                        (40,401)          (32,626)
                                                 -------------     -------------

LOSS BEFORE INCOME TAXES                             (405,446)         (415,005)

PROVISION FOR INCOME TAXES                                  -                 -
                                                 -------------     -------------

NET LOSS                                         $   (405,446)     $   (415,005)
                                                 =============     =============

BASIC AND DILUTED LOSS PER SHARE                 $      (0.01)     $      (0.01)
                                                 =============     =============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  DURING THE YEAR                                  42,146,625        38,603,521
                                                 =============     =============

The accompanying notes are an integral part of these financial statements.

                         LEADING EDGE EARTHPRODUCTS INC
                            STATEMENTS OF CASH FLOWS
            FOR THE QUARTERS ENDING JULY 31, 2001 AND JULY 31, 2000
                                   (UNAUDITED)

                                                            THREE MONTHS ENDING
                                                                 JULY 31,
                                                           2001          2000
                                                         ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $(405,446)   $(415,005)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Depreciation and amortization                          77,450       48,615

     Changes in operating assets and liabilities:
        Accounts receivable                                      -       38,186
        Inventory                                                -     (214,964)
        Prepaid expenses and other assets                  (33,279)       2,748
        Accounts payable                                   144,635       82,855
        Adjustment to Operating Loss                             -      (16,331)
        Accrued contract salary payable                     43,000       18,000
        Accrued royalties and interest payable               2,996        8,229
                                                         ----------   ----------
NET CASH USED IN OPERATING ACTIVITIES                     (170,644)     431,336


CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment
Investment (Land Sale)                                      74,108            -
Notes receivable from stockholders                          79,523            -
                                                         ----------   ----------
NET CASH USED IN INVESTING ACTIVITIES                      153,631            -

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (payments) on line-of-credit                    (926)      46,983
Proceeds from issuance of common stock                      52,553      175,771
Proceeds from related party loans                                -       39,745
Payments on related party loans                                  -      197,100
Principal payments on capital leases                       (50,262)     (57,403)
                                                         ----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    1,365      402,196
                                                         ----------   ----------

NET (DECREASE) INCREASE IN CASH                            (15,648)     (29,140)

CASH - Beginning                                            17,233       75,994
                                                         ----------   ----------
CASH - End of year                                       $   1,585    $  46,854
                                                         ==========   ==========


The accompanying notes are an integral part of these financial statements.

July 31, 2001

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

STOCK OPTIONS:  No stock options were issued during the quarter.

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

The current portion of leases payable is $218,472.

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




--------
(1) The Company wrote down inventory by $620,287 at the end of the fiscal year just ended April 30, 01, due to start up costs.

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