Form 10QSB
period 2001-10-31
LEADING EDGE EARTH PRODUCTS INC
filed 2001-12-26
CIK 911212

                                   FORM 10-QSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2001
                                                ----------------

                () TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

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

          200 South Wacker Drive, Suite 4000, Chicago, Illinois, 60606
     ----------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  800-788-3599
                            -------------------------
                            Issuer's telephone number

                    319 Nickerson St. #186, Seattle, WA 98109
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 9d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes..X.. No......

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes....... No.......

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 48,824,133 shares as of November 20, 2001.

    Transitional Small Business Disclosure Format (check one):
Yes......  No...X...

                         PART I - FINANCIAL INFORMATION

All statements, other than statements of historical fact, included in this Form 10-QSB, including the statements under "plan of operation," are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such statements contained in this Form 10-QSB. Such potential risks and uncertainties include, without limitation, competitive technology advancements and other pressures from competitors, economic conditions generally and in our research and development efforts, availability of capital, cost of labor (foreign and domestic), cost of raw materials, occupancy costs, and other risk factors detailed herein and in our filings with the Securities and Exchange Commission. We assume no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Item 1.    Financial Statements.

The Un-audited Condensed Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Un-audited Condensed Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Audited Financial Statements of the Company for the year ended April 30, 2001 previously filed with the Securities and Exchange Commission in Form 10-KSB.

PART I

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                        LEADING-EDGE EARTH PRODUCTS, INC.
                            CONDENSED BALANCE SHEET
                               October 31, 2001
                                  (UNAUDITED)
--------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS:
        Cash                                                        $     4,355
        Inventories                                                     460,003
        Prepaid expenses and other assets                                34,557
                                                                    ------------
                                                                        498,915

PROPERTY AND EQUIPMENT, NET                                           1,052,825

INTANGIBLE ASSETS, NET                                                  166,650
                                                                    ------------
                                                                    $ 1,718,390
                                                                    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
        Accounts payable                                            $   655,245
        Payables to related parties                                     409,385
        Accrued contract salary payable                                 380,415
        Accrued interest payable                                        195,220
        Line-of-credit                                                   38,585
        Related party loans                                             357,431
        Notes payable                                                   152,543
        Capital lease obligations, current portion                      218,472
                                                                    ------------
                                                                      2,407,296

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                       662,711

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
        Preferred stock, no par value, 10,000,000 shares
          authorized; zero shares issued and outstanding                      -
        Common stock, no par value 100,000,000 shares
          authorized; 48,123,091 shares issued and
          outstanding                                                 8,986,931
        Note receivable from stockholder                                (80,000)
        Accumulated deficit                                         (10,258,548)
                                                                    ------------
                                                                     (1,351,617)
                                                                    -----------
                                                                    $ 1,718,390
                                                                    ============

The accompanying notes are an integral part of these condensed financial statements.


                         LEADING EDGE EARTH PRODUCTS INC
                       CONDENSED STATEMENTS OF OPERATIONS
    FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2001 AND OCTOBER 31, 2000
                                   (UNAUDITED)

                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                   October 31,                     October 31,
                                              2001           2000            2001            2000
                                         -------------   -------------   -------------   -------------
REVENUES
   Sales                                 $          0    $          0    $          0    $          0
                                         -------------   -------------   -------------   -------------
     Total Income

GROSS PROFIT                                        -               -               -               -

OPERATING EXPENSES
   Research and development                    (1,712)        (22,992)        (23,728)        (42,344)
   General and administrative expenses       (437,256)       (205,527)       (789,877)       (466,072)
   Idle Plant Expense                               -        (117,912)              -        (220,408)
                                         -------------   -------------   -------------   -------------
          Total Operating Expenses           (438,968)       (346,431)       (813,605)       (728,824)
                                         -------------   -------------   -------------   -------------

PROFIT (LOSS) FROM OPERATIONS                (438,968)       (346,431)       (813,605)       (728,824)

OTHER INCOME/EXPENSE
   Interest expense                           (39,552)        (56,108)        (79,953)        (88,734)
   Other (Gain/loss on Sale of Assets)              -               3           9,592              17
                                         -------------   -------------   -------------   -------------
          Total Other Expenses                (39,552)        (56,105)        (70,361)        (88,717)
                                         -------------   -------------   -------------   -------------

LOSS BEFORE INCOME TAXES                     (478,520)       (402,536)       (883,966)       (817,541)

PROVISION FOR INCOME TAXES                          -               -               -               -
                                         -------------   -------------   -------------   -------------

NET LOSS                                 $   (478,520)   $   (402,536)   $   (883,966)   $   (817,541)
                                         =============   =============   =============   =============

BASIC AND DILUTED LOSS PER SHARE         $      (0.01)   $      (0.01)   $      (0.02)   $      (0.02)
                                         =============   =============   =============   =============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  DURING THE PERIOD                        47,869,000      39,929,863      47,718,000      39,163,007
                                         =============   =============   =============   =============

The accompanying notes are an integral part of these condensed financial statements.

                                        3

                        LEADING EDGE EARTH PRODUCTS INC
                       CONDENSED STATEMENTS OF CASH FLOWS
    FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2001 AND OCTOBER 31, 2000
                                  (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                              October 31,
                                                          2001           2000
                                                      ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $  (883,966)   $  (817,541)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Depreciation and amortization                        154,900        100,957
     Stock issued for services                            141,652              -
     Changes in operating assets and liabilities:
        Accounts receivable                                     -         38,186
        Inventory                                          (7,429)      (264,342)
        Prepaid expenses and other assets                  (5,425)         5,236
        Accounts payable                                  280,474        242,083
        Accrued contract salary payable                    76,000         41,000
        Accrued interest payable                           16,671         31,298
                                                      ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES                    (227,123)      (623,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment                                        -     (1,011,391)
Investment (Land Sale)                                     74,108              -
                                                      ------------   ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        74,108     (1,011,391)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on line-of-credit                  (926)        48,036
Proceeds from issuance of common stock                     71,331        200,475
Proceeds from loans from stockholders                           -        308,877
Proceeds/Payments from related parties                    150,804        100,000
Principal payments on capital leases                      (81,072)       907,955
                                                      ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 140,137      1,565,343
                                                      ------------   ------------

NET (DECREASE) INCREASE IN CASH                           (12,878)       (69,171)

CASH - Beginning of period                                 17,233         75,994
                                                      ------------   ------------
CASH - End of period                                  $     4,355    $     6,823
                                                      ============   ============


                                       4

October 31, 2001

                     Notes to Condensed Financial Statements

Note 1. ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES, AND BASIS OF PRESENTATION

Organization and Nature of Business: Leading-Edge Earth Products, Inc., (LEEP), an Oregon State Corporation, is engaged in the development, manufacture, and sale of its structural, lightweight, insulated, composite component, component, which is known as, "LEEP STRUCTURAL CORE"(R), ("LEEPCORE")(R). The product is designed to support building construction of LEEPCORE Frameless walls and very strong LEEPCORE floors and roofs. The LEEPCORE component is a 3-way structural member used to construct residential and non-residential buildings. The Company's product is designed to substitute for traditional wood and concrete building materials and systems. LEEPCORE is manufactured in a custom build, leased 30,000 square foot plant in Montoursville, Pennsylvania. Administration of the Company is conducted from its headquarters in Chicago, Illinois.

LEEPCORE is protected by several United States patents which expire in 2012 and 2016. The Company is currently in the process of seeking two additional patents with strong multiple claims and worldwide patent protection for its proprietary component and building system. Pursuant to assignment agreements, the Company has: (1) the exclusive domestic right to use all extant LEEP product related patents, (2) non-exclusive right to use all extant LEEP product related trade-secret, patents outside the United States, and(3) the right to use all extant LEEP product related non-patented proprietary and all other related technology. The duration of such agreements is generally equal to or greater than the remaining legal life of the related patents.

The Company had no sales for the three- or six-month periods ended October 31, 2001. Management attributes this to the reluctance of potential customers to incorporate a component product in their building design that has not yet received the testing certifications necessary to qualify for building code approvals and thus facilitate receiving building permits. The Company has initiated a series of supervised tests by a nationally recognized testing organization, and expects to receive the necessary certifications during the year ending April 30, 2002.

The Company trades on the Over The Counter Bulletin Board under the trading symbol "LEEP".

BASIS OF PRESENTATION: The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for the interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ending April 30, 2002. For further information refer to the Company's Annual Report on Form 10-KSB for the year ended April 30, 2001, which includes audited financial statements.

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORY: Inventory is stated at the lower of cost (using FIFO) or estimated market value.

NET LOSS PER COMMON SHARE: Loss per common share is based on the weighted average number of common shares and potential common shares outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE". Securities that could potentially dilute basic loss per share in the future were not included in the diluted-loss-per-share computation because their effect is antidilutive.

STOCK-BASED COMPENSATION: There was no stock-based compensation during the quarter ended October 31,2001. During the quarter ended October 31, 2001, the company issued 2,053,161 shares of restricted common stock for $294,652 for cash or cash equivalent services rendered and debt conversion to equity.

LIQUIDITY ISSUES: The Company's ability to continue as a going concern is dependent upon its success in transforming its building panel technology and manufacturing capability into a profitable operation and obtaining additional financing commensurate with operating activities. The Company has a net loss of approximately $884,000 for the six months ended October 31, 2001, and has accumulated an aggregate net loss of approximately $10 million as of October 31, 2001 due largely to R&D, production start up and corporate operating expenses since 1992. These conditions raise substantial doubt about the ability of the Company to continue as an going concern. Management plans to address these issues with joint venture partners who are specialized and have expertise in specific industry sectors and/or regions where LEEPCORE is advantageous. By targeting specialized LEEPCORE applications with highly qualified partner/managers, the company plans to generate sales, and improve profit margins and operating efficiencies. Beta level production capacity is in place to support a major thrust in sales and marketing program.

Management intends to continue to finance its operations through private sales of its common shares, borrowings from officers and more traditional institutional debt financing until cash requirements can be met by operations. The Company plans to concentrate on maximum utilization of the plant manufacturing capacity in Pennsylvania. The strategy is to use its current beta level manufacturing capability to support large-volume customer needs until an automated plant can be financed and operational. The accompanying financial statements have been prepared on the basis that the Company will be able to continue as an on-going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECENT ACCOUNTING PRONOUNCEMENTS: For the year ended April 30, 2002, the Company has adopted the Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"), as amended. Management does not believe that the Company engages in any of the activities described under SFAS 133. T12/20/01 he company experienced no impact to the Company's financial position or results of operations from adopting this standard.

In July 2001, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by the purchase method. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and intangible assets will no longer be amortized but will be tested for impairment annually and written down only when impaired. Management does not believe that the requirements of such pronouncements will have a significant impact on the Company's future financial statements.

Additionally, the Financial Accounting Standards Board has recently issued Statements No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including accounting for a segment of a business accounted for as a discontinued operation. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management has not determined exactly how the requirements of such pronouncements will affect the Company's future financial statements.

RECLASSIFICATIONS: Certain amounts in the 2000 financial statements have been reclassified to conform to their 2001 presentation.

Note 2:  RELATED PARTY TRANSACTIONS

STOCK OPTIONS: No stock options were issued during the quarter ended October 31, 2001.

LOANS FROM RELATED PARTIES: On October 31, 2001, the Company owed $357,431 in unsecured, demand notes payable to stockholders with interest accruing at 8% or 10% per annum. Also, as of October 31, 2001, $178,128 in accrued interest was owed to officers and directors of the Company.

In addition to the above loans, the Company borrowed $76,762 under a note payable dated October 29, 2001 from Brown Marketing Communications, LLC, a related party (see below). Interest accrues at 18% per annum. Principal and interest are due on December 31, 2001. Such loan is secured by 563,280 shares of the Company's restricted common stock. Also, Brown Marketing Communications, LLC advanced the Company approximately $13,000 during the quarter ended October 31, 2001. Such advances accrue no interest and are due on demand.

LINE OF CREDIT: A $50,000 line of credit has been terminated with an outstanding balance of $38,585 at October 31, 2001 on which the Company is continuing to make regular monthly payments. The Company's CEO personally guarantees this line of credit.

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

Note 3: COMMITMENTS AND CONTINGENCIES

The Company is obligated to a Manufacturing Space Lease in the amount of $11,412 per month. This two year Lease is renewable in May 2002 at a reduced rate of $9,375 per month. Owing to a series of failed financing commitments and the Company's corresponding commitments to vendors, the building owner has allowed the Company to miss eight consecutive monthly lease payments. During the eight month period, the Company achieved major "critical path" goals and objectives (see Plan of Operation in "Plan of Operations". The Company will be required to finance the payment of overdue lease payments in order to keep operational continuity.

The Company is obligated for capital leases in the amount of $28,000 per month. These leases expire in 20 to 40 months and represent a total obligation of $881,183 over their respective terms.

The current portion of leases payable is $218,472.

To encourage management, valued shareholder/consultants, shareholder/vendors and note holders to take larger long-term equity positions in LEEP and assist the company in improving its Balance Sheet debt and other liabilities, the directors, on October 29, 2001, passed a unanimous Resolution encouraging the subject categories of companies and people to convert existing liabilities to LEEP stock. The conversion rate is $.10 per share. The shares will be restricted by the SEC under Rule 144. Among other restrictions the shares can not be sold prior to holding for one year. In the case of management, directors, related parties and control person, the restrictive legends can not be removed except in accordance with Rule 144 requirements for insiders selling after one year holding periods. Such conversions can be elected through January 5, 2002 providing the market prices of LEEP stock does not stabilize at a price (bid/ask average) greater then $.20 for a 10 day period prior to conversion.

Note 4: INVENTORIES

Inventories at October 31, 2001 are summarized as follows:

            Raw Materials                    $  280,295
            Work in Process                     105,316
            Finished Goods`                      74,392
                                             ------------
             Total                           $  460,003

PART 1 - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LEADING-EDGE EARTH PRODUCTS, INC.

PLAN OF OPERATION: LEEP's manufacturing plant is located in a customized 33,000 square foot building where the company operates with a 100-foot long three-stage rollforming system, three semi-automatic production presses and an automated, computer controlled foam generation system. This current complement of equipment is capable of producing 50,000 sq ft of LEEPCORE panels per month. Present facilities allow for three additional presses at an additional cost of $375,000, which would give the Pennsylvania plant the ability to produce 110,000 square feet of LEEPCORE panels per month. The plant operated part time through the quarter just ended, as the company reached a stockpile level of 45,000 sq. ft. LEEPCORE inventory during the previous period to support future sales. The plant also completed additional experimental testing to support the formal testing program at RADCO, Long Beach, CA, which is aimed at obtaining ICBO building code compliance. The Company plans to resume full-time operation as of receipt of anticipated orders and funding. Source(s) for such funding are identified. Management is confident and working diligently toward its funding objective. Public low valuation of LEEP stock tends to work in favor of larger investor involvement.

The LEEPCORE product is typically factory-configured in large Sections to support construction of structural walls, roofs and floors. The Company's target market is high-volume users such as large builders, developers, contractors, manufactured housing and modular building manufacturers. The Company planned earlier to develop a network of distributors and dealers to secure building orders. The planned distributor network approach has been abandoned as nonfunctional as this level of direct sales is inconsistent with the company's staffing, organization and primary objective of seeking high-volume LEEPCORE component sales.

The Company designed and constructed a 3 x 3 x 9 meter (10' x 10' x 30') "Modular Accommodation Building" as a representative building to market to the oil industry, military, school districts and as a sample for the modular industry. It is anticipated that the unit will be used singularly or in combinations to accommodate lodging, computer installations, kitchens, tool sheds, dining, exercise rooms, classrooms, barracks, rapid deployment shelters, remote location personnel, etc. LEEP has been pursuing a contract to supply the US Army with Rapid Deployment Shelters. It is unknown at this time as to the eventual outcome. The Company is exploring opportunities in Florida where new 120 MPH wind codes are now coming into effect and the use of structural combustible components (including wood) is no longer allowed for all Public and all Modular building construction. LEEP believes that its material and method of construction will be successful in high-wind resistant/none-combustible designs for Florida and other gulf coast markets. The company received independent test results from Clemson University on January 18, 2001, Which stated that the Company's LEEPCORE panel passed the Windborne Debris Impact Test at 234% of the Dade County, Florida building code minimum requirement. Formal LEEPCORE product testing is being conducted at RADCO, a specialized and certified testing laboratory in Long Beach, California, where it expects to be testing for several more months. This test series is being conducted to provide certified performance data which will enable the Company to receive approvals from all the major building code agencies, including; ICBO, SBCCI, BOCA, and IBCC. The current testing program is required before application can be made to the code authorities. Preliminary test results indicate the LEEPCORE product fully meets and/or exceeds the ICBO and other desired Code requirements.

LEEP's primary focus for fiscal 2002 is to manufacture, market and position to sell its LEEP STRUCTURAL CORE product (LEEPCORE) to markets which have large volume requirements for structural building components that are compatible with LEEP's mass-production technology. LEEP's strategy is to establish markets and build sales backlog to justify funding and construction of a full-scale, highly-automated manufacturing plant capable of producing 100,000 square feet of LEEPCORE product per day (25 million sq ft per annum). The Company plans to employ approximately 200 people per plant and operate at a production level that supports cost effective manufacturing that allows LEEP to compete successfully in the broad market(s). LEEP's focus is to use the production capacity of the Pennsylvania plant, on an interim basis, to meet the demands of sales sufficient to justify funding and construction of LEEP's planned full-scale production plant. Financial commitments are not in place at this time for the full-scale plant funding.

LEEP retained a consulting group to assist with completing and implementing the design of a full-scale manufacturing plant. The work will result in a set of drawings, specifications, and equipment vendor list. LEEP plans to use the documentation package, permanently, to duplicate LEEP's first full-scale production facility anywhere in the world.

LIQUIDITY AND CAPITAL RESOURCES: In recent years LEEP has been almost entirely dependent on its CEO, Grant Record, arranging credit facilities, making personal loans, procuring loans from other stockholders, and selling stock to investors in order to meet the monthly cash needs of LEEP. Management and Board members have identified and are in discussions with prospective qualified investors with the aim of obtaining capital for LEEP's short to long-term cash needs. LEEP does not have any revenue beyond its first sale of a two story office building in Houston, does not have orders for its product, and does not have assets that can be liquidated to cover all of its liabilities.

During fiscal year 2000, LEEP acquired manufacturing equipment costing $1,132,000, which was financed with leases from finance companies in the amount of $1,132,000 over 60 months with monthly lease payments of approximately $23,000 to pay for the machines. With the help of a director, LEEP was able to order 400,000 pounds of steel, a large portion of which is now on hand to be used in the production of LEEPCORE panels. Two company directors have provided a limited guarantee with recourse, and one of the manufacturers has provided a remarketing agreement for $872,000. LEEP entered into agreements with one of the company director's companies which provided financial guarantees for which LEEP escrowed 1,000,000 shares of Rule 144 restricted common stock in the director's company name to be issued to the director's company in the event of default by LEEP that results in the director's company being required to make payments. $18,776 was converted to 187,764 common shares, as the guarantor made 1 payment to the lessor during the quarter ended October 31, 2001. Other payment made by the guarantor to the lessor have not been converted to stock., and are carried as loans to the company at October 31, 2001.

LEEP's approximate cost of maintaining status quo manufacturing operations on a "demand basis" is approximately $50,000 per month. With no revenue from operations, LEEP plans to continue borrowing money and selling its common stock to fund its corporate overhead and maintain corporate operations and manufacturing operations at the lowest "ready" level. There can be no assurance that the Company will be successful. Current liabilities have increased substantially over the past fiscal quarters, and financing is not in place to cover these increases.

RESULTS OF OPERATIONS: LEEP maintained full-time production operations until it accumulated a 45,000 sq. ft. LEEPCORE panel inventory in order to support future sales. No sales are currently pending, however management is confident that shippable sales will soon be booked against the inventory on hand, which was developed for that objective. No guarantees can be provided until customer orders are booked.

Management believes that the series of positive structural test results; certification to ASTM standards; and receipt of National and International building code approvals will progressively strengthen the Company's position in the industry it serves and garner progressively more sales and financial support.

The company is leasing office space from Brown Marketing Communication, LLP, at a rental rate that is at least as favorable as similar space in the Chicago business district Loop. Accrued payments will be paid as cash flow permits.

Operating expenses were $438,968 for quarter ended October 31, 2001 compared to $346,431 for the comparable period in 2000, while operating expenses were $813,605 for the six-month period ended October 31, 2001 compared to $728,824 for the comparable period in 2000. The increase was primarily due to cost of product testing to obtain national and international building code certifications.

The Company experienced a net loss and corresponding net loss per share of $478,520 and $0.01, respectively, for quarter ended October 31, 2001, compared to a net loss and net loss per share of $402,536 and $0.01, respectively, for the comparable quarter in 2000. The net loss and net loss per share information for the six-month period ending October 31, 2001 was $883,966 and $0.02 compared to a net loss and net loss per share for the same period of 2000 of $817,541 and $0.01.

PART II OTHER INFORMATION
-------------------------

In conjunction with preparations for pending financing, the company will be required to make full disclosure regarding: SEC timely filings, SEC report currency, and history. The company is reporting that it did not obtain auditor reviews of SEC filings required by SAS 71, for the quarters ending January 31, 2001 and July 31, 2001. The Company was audited for the year ended 4/30/01 and auditor reviewed for the quarter ending October 31, 2001. As a result of the annual audit for the year ending April 30, 2001 and the auditor review of quarter ending October 31, 2001, both of which included review of former periods, the company is electing to not file amended 10 QSB reports to the SEC for the subject two quarters. This fact is hereby disclosed to shareholders, prospective financers, Prospective investors, and the SEC.

ITEM I.  LEGAL PROCEEDINGS
--------------------------

On November 19, 2001, James R. Medley commenced suit against the Company in King County Superior Court, State of Washington. The suit claims that plaintiff was wrongfully discharged, that he has not been paid in full for his services, and that his reputation has been damaged. The suit seeks compensatory damages of $49,382, plus an unspecified amount for damage to reputation, and exemplary damages and attorneys fees. The Company believes it has meritorious defenses to the suit and intends to defend itself vigorously.

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

None

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Leading-Edge Earth Products, Inc.

Date: December 26, 2001

/s/ GRANT C. RECORD                               /s/ Dennis Schrage
------------------------                    ------------------------------
Grant C. Record                            Director and Chairman of the Board
CEO and Secretary