Form 10QSB
period 2002-01-31
LEADING EDGE EARTH PRODUCTS INC
filed 2002-03-25
CIK 911212

                                   FORM 10-QSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2002
                                                ----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 56,237,266 shares as of January 31, 2002.

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

                        LEADING-EDGE EARTH PRODUCTS, INC.
                             CONDENSED BALANCE SHEET
                                January 31, 2002
                                   (UNAUDITED)


--------------------------------------------------------------------------------



                                     ASSETS

CURRENT ASSETS:
        Cash                                                        $     1,657
        Inventories                                                     460,003
        Prepaid expenses and other assets                                11,845
                                                                    ------------
                                                                        473,505

PROPERTY AND EQUIPMENT, NET                                             991,650

INTANGIBLE ASSETS, NET                                                  161,700
                                                                    ------------
                                                                    $ 1,626,855
                                                                    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
        Accounts payable                                            $   391,437
        Payables to related parties                                     776,600
        Accrued contract salary payable                                 100,340
        Accrued interest payable                                        102,649
        Line-of-credit                                                   38,585
        Related party loans                                             307,432
        Notes payable                                                    22,333
        Capital lease obligations, current portion                      218,472
                                                                    ------------
                                                                      1,957,848

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                       623,927

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
        Preferred stock, no par value, 10,000,000 shares
          authorized; zero shares issued and outstanding                      -
        Common stock, no par value 100,000,000 shares
          authorized; 56,237,266 shares issued and
          outstanding                                                 9,807,965
        Note receivable from stockholder                                (80,000)
        Accumulated deficit                                         (10,682,885)
                                                                    ------------
                                                                       (954,920)
                                                                    -----------
                                                                    $ 1,626,855
                                                                    ============




 The accompanying notes are an integral part of these condensed financial statements.


                                            LEADING EDGE EARTH PRODUCTS, INC.
                                            CONDENSED STATEMENTS OF OPERATIONS
                           FOR THE THREE AND NINE MONTH PERIODS ENDED JANUARY 31, 2002 AND 2001
                                                       (UNAUDITED)


                                                         Three Months Ended                   Nine Months Ended
                                                            January 31,                           January 31,
                                                     2002                2001                2002               2001
                                                 -------------       -------------      -------------      -------------

REVENUES
   Sales                                         $         --                  --                 --                 --
                                                 -------------       -------------      -------------      -------------
     Total Income

GROSS PROFIT                                               --                  --                 --                 --

OPERATING EXPENSES
   Research and development                                --                (541)           (23,728)           (42,868)
   General and administrative expenses               (391,269)           (218,710)        (1,181,146)          (684,782)
   Idle Plant Expense                                      --                  --                 --                 --
   Manufacturing Overhead                                  --            (132,344)                --           (352,752)
                                                 -------------       -------------      -------------      -------------
          Total Operating Expenses                   (391,269)           (351,595)        (1,204,874)        (1,080,402)
                                                 -------------       -------------      -------------      -------------

LOSS FROM OPERATIONS                                 (391,269)           (351,595)        (1,204,874)        (1,080,402)

OTHER INCOME/(EXPENSE)
   Interest expense                                   (33,068)            (45,980)          (113,021)          (134,714)
   Other (Gain/loss on Sale of Assets)                     --                  --              9,592                 --
                                                 -------------       -------------      -------------      -------------
          Total Other Expenses                        (33,068)            (45,980)          (103,429)          (134,714)
                                                 -------------       -------------      -------------      -------------

(LOSS) BEFORE INCOME TAXES                           (424,337)           (397,575)        (1,308,303)        (1,215,116)

PROVISION FOR INCOME TAXES                                 --                  --                 --                 --
                                                 -------------       -------------      -------------      -------------

NET LOSS                                         $   (424,337)       $   (397,575)      $ (1,308,303)      $ (1,215,116)
                                                 =============       =============      =============      =============

BASIC AND DILUTED LOSS PER SHARE                 $      (0.01)       $      (0.01)      $      (0.03)      $      (0.03)
                                                 =============       =============      =============      =============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  DURING THE PERIOD                                49,801,000          41,037,000         48,398,000         40,077,000
                                                 =============       =============      =============      =============




    The accompanying notes are an integral part of these condensed financial statements.



                        LEADING EDGE EARTH PRODUCTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTH PERIODS ENDED JANUARY 31, 2002 and 2001
                                   (UNAUDITED)




                                                           NINE MONTHS ENDED
                                                              January 31,
                                                          2002           2001
                                                      ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $(1,308,303)   $(1,215,117)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Depreciation and amortization                        232,350        153,302
     Stock issued for services                            551,448              -
     Changes in operating assets and liabilities:
        Accounts receivable                                     -         38,186
        Inventory                                          (7,429)      (283,618)
        Prepaid expenses and other assets                  17,287        (5,236)
        Accounts payable                                  383,882        153,001
        Accrued contract salary payable                    81,667        47,000
        Accrued interest payable                          (75,900)        45,128
                                                      ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES                    (124,998)    (1,067,354)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment                                  (11,324)    (1,012,595)
Investment (Land Sale)                                     74,108              -
                                                      ------------   ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        62,784     (1,012,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on line-of-credit                  (926)        47,341
Proceeds from issuance of common stock                    196,829        654,762
Proceeds (Payments) from loans from stockholders         (191,169)       383,877
Proceeds (Payments) from related parties                  161,760              -
Principal (Payments) on capital leases                   (119,856)       933,149
                                                      ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  46,638      2,019,129
                                                      ------------   ------------

NET (DECREASE) INCREASE IN CASH                           (15,576)       (60,820)

CASH - Beginning of period                                 17,233         75,994
                                                      ------------   ------------
CASH - End of period                                  $     1,657    $    15,174
                                                      ============   ============



The accompanying notes are an integral part of these condensed financial statements


                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES, AND BASIS OF PRESENTATION

Organization and Nature of Business: Leading-Edge Earth Products, Inc., ("LEEP", or "the Company") an Oregon State Corporation is engaged in the development, manufacture, and sale of its structural, lightweight, insulated, composite component known as, "LEEP STRUCTURAL CORE"(R), ("LEEPCORE")(R). The product is designed to support building construction of LEEPCORE Frameless walls and very strong LEEPCORE floors and roofs. The LEEPCORE component is a 3-way structural member used to construct residential and non-residential buildings. The Product is especially timely in states that are banning wood in favor of non-combustible construction materials (such as Florida), and states with new legislation addressing energy crises (such as California). The product has also received broad acceptance in the modular building industry because of its fast construction cycle and high insulation factor. The Company's product is designed to substitute for traditional wood and concrete building materials and systems used for small building construction. LEEPCORE is manufactured in a custom built, 30,000 square foot leased plant in Montoursville, Pennsylvania. Administration of the Company is conducted from its headquarters in Chicago, Illinois.

Elements of LEEPCORE are protected by two United States patents which expire in 2012 and 2016. The Company is currently seeking two additional patents with strong multiple claims. Filings for patent protection were perfected during the quarter in 16 foreign countries, including Japan, China, India and thirteen European countries. Pursuant to assignment agreements, the Company has: (1) the exclusive domestic right to use all extant LEEP product related patents, know-how and trade secrets, patented or not, (2) non-exclusive right to use all extant LEEP product related patents, know-how and trade-secrets, outside the United States. The duration of such agreements is generally equal to or greater than the remaining legal life of the related patents.

The Company had no sales for the three or nine-month periods ending January 31, 2002. Management attributes this to the reluctance of potential customers to incorporate a component product in their building design that has not yet received the testing certifications necessary to qualify for building code approvals and thus facilitate receiving building permits. The Company has initiated a series of supervised tests by a nationally recognized testing organization, and expects to receive the balance of the necessary certifications in the April/May 2002 time frame. The required ASTM E-72 structural series of four tests is 75% complete as of the filing of this 10QSB.

The Company trades on the NASDAQ Over The Counter Bulletin Board under the trading symbol "LEEP".

BASIS OF PRESENTATION: The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for the interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ending April 30, 2002. For further information refer to the Company's Annual Report on Form 10-KSB for the year ended April 30, 2001, which includes audited financial statements.

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

LIQUIDITY ISSUES: The Company's ability to continue as a going concern is dependent upon its success in transforming its building panel technology and manufacturing capability into a profitable operation and obtaining additional financing commensurate with operating activities. The Company has a net loss of approximately $1.3 million for the nine months ended January 31, 2002, and has accumulated an aggregate net loss of approximately $10.7 million as of January 31, 2002 due largely to R&D, production start up and corporate operating expenses since 1992. These conditions raise substantial doubt about the ability of the Company to continue as an going concern. Management is addressing these issues with corporate alliance partners who are specialized and have expertise in specific industry sectors where volume LeepCore orders are available from companies whose business it is to build large quantities of buildings. By targeting specialized LEEPCORE applications with highly qualified partner/managers, the company plans to generate substantial sales, well defined profit margin and operating efficiencies. The Company has received preliminary broad acceptance within the Modular Building industry during and subsequent to the quarter ended January 31, 2002. Beta level production capacity is in place to support a major and immediate sales thrust into the modular building market upon completion of the formal ASTM E-72 structural test series in the April/May 2002 timeframe.

Management intends to continue to finance its operations through private sales of its common shares, borrowings from officers and more traditional institutional debt and equity financing(s) until cash requirements can be met by operations. The Company plans to concentrate on maximum utilization of the plant manufacturing capacity in Pennsylvania. LEEP's strategy is to use its current beta level manufacturing capability to support large-volume customer needs until an automated plant can be financed and operational. The accompanying financial statements have been prepared on the basis that the Company will be able to continue as an on-going concern. These financial statements do not include any adjustments that might result from the outcome of any uncertainties.

RECENT ACCOUNTING PRONOUNCEMENTS: For the year ended April 30, 2002, the Company has adopted the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. Management does not believe that the Company engages in any of the activities described under SFAS 133. The Company experienced no impact to the Company's financial position or results of operations from adopting this standard.

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

RECLASSIFICATIONS: Certain amounts in the fiscal 2001 financial statements have been reclassified to conform to their fiscal 2002 presentation.

NOTE 2: RELATED PARTY TRANSACTIONS

STOCK OPTIONS: No stock options were issued during the quarter ended January 31, 2002.

LOANS FROM RELATED PARTIES: On January 31, 2002, the Company owed $307,432 in demand notes payable to stockholders with interest accruing at 8% to 18% per annum. Also, as of January 31, 2002 $102,649 in accrued interest was owed to officers and directors of the Company.

LINE OF CREDIT: A $50,000 line of credit has been terminated with an outstanding balance of $38,585 at January 31, 2002 on which the Company is continuing to make regular monthly payments. The Company's CEO personally guarantees this line of credit.

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

OTHER: The Company has entered into agreements with a company of one of LEEP's directors which provided financial guarantees for which the Company escrowed 1,000,000 shares of its restricted common stock, to be issued to the director's company in the event of default by LEEP that results in the director's company being required to make payments. The director's company made a series of payments over the last three quarters that resulted in converting approximately one half of the collateral shares to beneficiary ownership. Other payments made by the guarantor to the lessor have not been converted to stock, and are carried as loans to the director's company at January 31, 2002.

Other related party transactions are discussed elsewhere in these notes to the unaudited condensed financial statements.


NOTE 3: COMMITMENTS AND CONTINGENCIES

The Company is obligated to a Manufacturing Space Lease in the amount of $11,412 per month. This two year Lease is renewable in May 2002 at a reduced rate of $9,375 per month. Owing to a series of failed financing commitments and the Company's ongoing commitments to vendors, the building owner has allowed the Company to miss eleven consecutive monthly lease payments. During the nine month period ended January 31, 2002, the Company achieved major "critical path" goals and objectives (see "Plan of Operations"). The Company will be required to finance the payment of overdue lease payments in order to keep operational continuity.

The Company is obligated for capital leases in the amount of $28,000 per month. These leases expire in 20 to 40 months and represent a total obligation of $842,399 over their respective terms.

To keep operational continuity, LEEP's management recently offered valued shareholder/consultants, shareholder/vendors and note holders to take larger long-term equity positions in LEEP to assist the company in improving its Balance Sheet debt and other liabilities. The directors, on October 29, 2001, passed a unanimous Resolution encouraging the subject categories of companies and people to convert existing liabilities to LEEP stock. The conversion rate is $0.10 per share, which approximates fair market value at October 29, 2001. The shares will be restricted by the SEC under Rule 144. Among other restrictions the shares cannot be sold prior to holding for one year. In the case of management, directors, related parties and control person, the restrictive legends can not be removed except in accordance with Rule 144. Such conversions can be elected through April 19, 2002, due to an extension resolution dated March 18, 2002 providing the market prices of LEEP stock does not stabilize at a closing price average greater than $.20 for a 10 day period prior to conversion (see Note 5 for further information).

NOTE 4: INVENTORIES

Inventories at January 31, 2002 are summarized as follows:

        Raw Materials        $  280,295
        Work in Process         105,316
                                 74,392
                             ----------
              Total          $  460,003
                             ==========


NOTE 5: EQUITY TRANSACTIONS

During the quarter ended January 31, 2002, the Company issued 8,114,175 shares of its restricted common stock as follows:


               Shares                        Amount

Stock issued for cash                             1,174,823        $    125,500
Stock issued for expenses and trade payables        774,023              77,402
Stock issued for accrued salaries                 3,750,214             375,021
Stock issued for accrued interest                    37,500               3,750
Stock issued for principal payments on notes
    payable                                         592,013              59,201
Stock issued for principal payments on related
    party loans                                   1,785,602             215,160
                                                ------------       -------------

                                                  8,114,175        $    856,034
                                                ============       =============

Substantially all shares issued for other than cash were issued at $0.10 per share, as discussed in Note 3 above.

PART 1 - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LEADING-EDGE EARTH PRODUCTS, INC.

PLAN OF OPERATION: LEEP's manufacturing plant is located in a customized 33,000 square foot building where the company operates with a 100-foot long three-stage rollforming system, three semi-automatic production presses and an automated computer controlled foam generation system. This current complement of equipment is capable of producing 50,000 sq ft of LEEPCORE panels per month. Present facilities allow for three additional presses at an additional cost of $375,000, which would give the Pennsylvania plant the ability to produce 110,000 square feet of LEEPCORE panels per month. The plant was maintained with a reduced staff through the quarter just ended, while subsidizing its trained production and assembly personnel to protect the Company's two year investment in training its specialized work force. This procedure enables the Company to resume full time manufacturing operations "instantly" and support an immediate market penetration thrust by shipping immediately from the Company's stockpile of 45,000 sq. ft. LEEPCORE inventory. The plant also completed additional experimental testing to support the formal testing program at RADCO, Long Beach, CA, which is aimed at obtaining building code compliances.

Due to Florida's banning wood in favor of non-combustible building materials used for Modular Building construction, LEEP's first of four target building code applications will favor filing to receive the new Florida Building Code approval and the special Building Code that allows sales to Florida school districts. Florida has created a major $600,000,000 market for which LEEPCORE's advanced specifications make it ideally suited to take major market share in the Florida market. This immediate market opportunity was created when the state of Florida mandated that 17,000 existing "Relocatable" classrooms be replaced over the next four years with new code compliant modular units. The Company plans to resume full-time operation as of receipt of anticipated orders and funding. Source(s) for such funding are identified. Management is confident and working diligently toward its funding objective. Public low valuation of LEEP stock tends to work in favor of larger investor's timely involvement.

The LEEPCORE product is typically factory-configured in large Sections to support construction of structural walls, roofs and floors. The Company's target market is high-volume users such as large builders, manufactured housing and modular building manufacturers. The Company planned earlier to develop a network of distributors and dealers to secure building orders. The earlier planned distributor network approach has been abandoned as nonfunctional as this level of direct sales is inconsistent with the company's staffing, organization and primary objective of seeking high-volume LEEPCORE component sales.

The Company designed and constructed a 3 x 3 x 9 meter (10' x 10' x 30') "Modular Accommodation Building" design to market to the oil industry, military and remote inclement weather applications. It is anticipated that the unit will be used singularly or in combinations to accommodate lodging, computer installations, kitchens, tool sheds, dining, exercise rooms, classrooms, barracks and rapid deployment shelters, (pictures shown on page 9 herein). The Company is also focused on opportunities in Florida where new 120 MPH wind codes are now coming into effect and the use of combustible structural components (including wood) is no longer allowed for modular building construction in the commercial and residential sectors, in addition to the classroom market. LEEP believes that its material and method of construction will be successful in high-wind resistant/none-combustible building designs for Florida and other gulf coast markets. The company received independent test results from Clemson University on January 18, 2001, which stated that the Company's LEEPCORE panel passed the Windborne Debris Impact Test at 234% of the Dade County, Florida building code minimum requirement. Formal LEEPCORE product structural testing is being conducted at RADCO, a certified testing laboratory in Long Beach, California. This test series is providing certified performance data which will assist the Company in receiving approvals from building code agencies, including; ICBO, SBCCI, BOCA, and IBCC, as well as Florida and California schools. The current testing program is required before application can be made to the various code authorities. Preliminary test results indicate the LEEPCORE product fully meets or exceeds all desired building code requirements.

LEEP's primary focus for fiscal 2002 is to manufacture, market and position to sell its LEEP STRUCTURAL CORE product (LEEPCORE) to markets which have large volume requirements for structural building components that are compatible with LEEP's mass-production technology. LEEP's strategy is to establish markets and build sales backlog to justify funding and construction of a full-scale, highly-automated manufacturing plant capable of producing 100,000 square feet of LEEPCORE product per day (25 million sq ft per annum). The Company plans to employ approximately 200 people per plant and operate at a production level that supports cost-effective manufacturing that allows LEEP to compete successfully in the broad market(s). LEEP's focus is to use the production capacity of the Pennsylvania plant on an interim basis to meet the demands of sales sufficient to justify funding and construction of LEEP's planned full-scale production plant. Financial commitments are not in place at this time for the full-scale plant funding.

LEEP has retained a highly specialized consulting group to assist with completing and implementing the design of its full-scale manufacturing plant. The work will result in a set of drawings, specifications, equipment and vendor lists. LEEP plans to use the documentation package to duplicate LEEP's first full-scale production facility anywhere in the world. The Company is preparing, based on l l/2 years of negotiations, to enter into a contract with the industry's premier equipment purveyor to fabricate and install the equipment as a subcontractor to LEEP to establish "turnkey" LEEPCORE manufacturing plants worldwide.

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

During fiscal year 2000, LEEP acquired manufacturing equipment costing $1,132,000, which was financed with leases from finance companies in the amount of $1,132,000 over 60 months with monthly lease payments of approximately $23,000 to pay for the machines. With the help of a director, LEEP was able to order 400,000 pounds of steel, a large portion of which is now on hand to be used in the production of LEEPCORE panels. Two company directors have provided a limited guarantee with recourse, and one of the manufacturers has provided a remarketing agreement for $872,000. LEEP entered into agreements with one of the company director's companies which provided financial guarantees for which LEEP escrowed 1,000,000 shares of Rule 144 restricted common stock in the director's company name to be issued to the director's company in the event of default by LEEP that results in the director's company being required to make payments. The director's company made a series of payments over the last three quarters that resulted in converting approximately one half of the collateral shares to beneficiary ownership. Other payments made by the guarantor to the lessor have not been converted to stock, and are carried as loans to the company at January 31, 2002.

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

RESULTS OF OPERATIONS: LEEP maintained full-time production operations until it accumulated a 45,000 sq. ft. LEEPCORE panel inventory in order to support its planned sales launch. Management is confident that shippable sales will soon be booked against the inventory on hand, which was developed for that objective. No assurance can be provided until customer orders are booked.

Management believes that the current series of positive structural test results, which are certified to American Standard Testing Materials standards will strengthen the Company's position in the industry it serves and garner additional sales and financial support.

The company is leasing office space from Brown Marketing Communication, LLP, at a rental rate that is at least as favorable as similar space in the Chicago business district Loop. Accrued payments will be paid as cash flow permits.

Operating expenses were $391,269 for quarter ended January 31, 2002 compared to $351,595 for the comparable period in 2001. Operating expenses were $1,204,874 for the nine-month period ended January 31, 2002 compared to $1,080,419 for the comparable period in 2001. The increase was primarily due to cost of product testing to obtain national and international building code certifications.

The Company experienced a net loss and corresponding net loss per share of $424,337 and $0.01 respectively, for the quarter ended January 31, 2002, compared to a net loss and net loss per share of $397,575 and $0.01, respectively, for the comparable quarter in 2001.

                          PART II - OTHER INFORMATION

None

ITEM I. LEGAL PROCEEDINGS

A pending lawsuit with James Medley, which was reported earlier, was settled prior to trial for $ 60,000 plus related costs. Mr. Medley agreed to drop all other charges.

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

None

FINANCIAL STATEMENTS

None