Form 10KSB
period 2002-04-30
LEADING EDGE EARTH PRODUCTS INC
filed 2002-08-30
CIK 911212

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

 [X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                             OF 1934 [FEE REQUIRED]

                    For the fiscal year ended April 30, 2002
                               -------------------

 [ ] 15, TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from __________________ to ___________________

                        Commission file number 93-67656-S
                 -----------------------------------------------

                        LEADING-EDGE EARTH PRODUCTS, INC.
            --------------------------------------------------------
                 (Name of small business issuer in its charter)

               Oregon                                        93-1002429
             ----------                                    ---------------
(State of incorporation or organization)               (I.R.S. employer ID No.)

           200 South Wacker Drive, Suite 4000, Chicago, Illinois 60606
   --------------------------------------------------------------------------
              (Address of principal executive officers) (Zip Code)

                     Issuer's telephone number 800-788-3599
                               ------------------

         Securities registered under Section 12 (b) of the Exchange Act:

 Title of each Class                   Name of each exchange on which registered
        none                                            none
        ----                                            ----

         Securities registered under Section 12 (g) of the Exchange Act:
                                      None
                                     ------
                                (Title of Class)

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

 State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of August 13, 2002: $2,400,000
                                 --------------
    State number of shares outstanding of the Registrants common stock as of
                           August 13, 2002: 62,686,556
                                 --------------
          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS
                         ------------------------------

PART I
            ITEM 1.  DESCRIPTION OF BUSINESS                                  3
            ITEM 2.  DESCRIPTION OF PROPERTY                                  9
            ITEM 3.  LEGAL PROCEEDINGS                                        9
            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      9
PART II
            ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                            MATTERS                                           9
            ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS                    10
            ITEM 7.  FINANCIAL STATEMENTS                                    12
                              Independent Auditor's Reports
                              Balance Sheet
                              Statements of Operations
                              Statements of Cash Flows
                              Statements of Stockholders' Deficit
                              Notes to Financial Statements
            ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
                            ACCOUNTING AND FINANCIAL DISCLOSURE              12
PART III
            ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                            EXCHANGE ACT                                     13
            ITEM 10:  EXECUTIVE COMPENSATION                                 14
            ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                            MANAGEMENT                                       15
            ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         16
            ITEM 13:  EXHIBITS, AND REPORTS ON FORM 8-K.                     16

SIGNATURES                                                                   17

Exhibit FS  -  Financial Statements

LEADING-EDGE EARTH PRODUCTS, INC.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

INTRODUCTION AND OVERVIEW: Leading-Edge Earth Products, Inc. ("LEEP(TM)", or "the Company"), and Oregon Corporation, is headquartered in Chicago, IL. The objectives of LEEP are to develop, manufacture, market and profit from the sale of its structural, lightweight, insulated composite component, LEEP STRUCTURAL CORE(TM) ("LeepCore(TM)") to support construction of the LeepCore Frameless buildings. LeepCore(TM) is a 3-way structural component used for constructing structural bearing-wall, sub-roof and sub-floor systems. The LeepCore components are joined to form sections, which are in turn joined to construct walls, roofs and floors for residential and non-residential building construction. LEEP's product is designed to substitute for traditional materials and building systems. LEEP believes its products will have major worldwide appeal for construction of buildings, including: highly insulated, stand-alone offices, restaurants, retail stores, shops; housing in Emerging Nations; modular, portable, "knock-down"/reassemble structures and air lift of MASH units and other military applications.

LeepCore was designed as an alternative material to substitute for structural wood, steel and concrete in a variety of applications. The Civil Engineering Department, Structural Laboratory, at the University of Washington, previously supported the Company's product testing, certifications and confirmed the Company's early product and technology. More recently, the Company retained RADCO Testing Labs, Long Beach, CA to perform structural tests in compliance with ASTM E-72 for obtaining compliance with any of a wide variety of U.S. and foreign building codes. The company's structural test results meet or exceed the structural requirements for both panelized commercial and panelized residential construction of the following building codes: ICBO, BOCA, International Building Code (IBC), SBCCI Building Code and the new Florida Building Code.

                  [PA MODULAR:  Building Construction PIX]

          [Panelized construction of the above ultra-light/ultra-strong modular building is typical of all LeepCore construction; FAST & GOOD.]


PHASE ONE MARKETING: Using product produced at its pilot manufacturing plant in Pennsylvania, the Company built its first commercial building in Twin Falls, ID to demonstrate the feasibility of: obtaining building permits, freestanding wall technology, very-advanced thermal insulation, and long-span roof technology, where LeepCore construction exceeds all building code and other expectations. A 2-story office building was then designed and constructed in Houston, TX that demonstrates the efficiencies and attributes of LeepCore construction for high-end 2-story, commercial building construction. Frameless, bearing, insulated walls, and a commercial floor system supporting greater than 200 pounds/sq.ft. loads (on 6' centers) were shown to be peerless in the Texas project. Both commercial buildings represent the Company's first industry introduction of LeepCore's high-efficiency, fast-construction technology and make clear the product's ability to obtain Building Permits for use of the product for commercial building construction in the United States.

PRODUCT DEVELOPMENT CRITERIA: Wood, metal, and concrete products are the predominant structural materials currently and traditionally used in the building construction industry. LEEP believes that substitutes for traditional wood structural elements will be predominantly used for the future generations of building components in North America. This is because of the dwindling supply and increasing cost of wood-frame construction occasioned by regulatory and environmental considerations. North America is the last continent to use structural wood-frame construction as a major method of construction. LEEP believes that the market will demand that future building materials be more energy efficient than is practical for the ever-popular wood and metal frame construction. Additionally, lightweight, fire, water, MOLD and termite-resistance are considered important to future building technologies. In addition to the above attributes, the LeepCore product also offers rot and corrosion resistance and tests to structural levels not heretofore found in a light-weight/high-performance material that is suitable for seismic and wind-prone region construction. LEEP believes that many future requirements cannot be readily met with current metal, wood and/or concrete products or construction methods. LEEP'S STRUCTURAL CORE product is believed to address the above performance criteria while at the same time addressing the ever-important competitive cost requirements.

ENVIRONMENTAL CONSIDERATIONS: A major emphasis of LEEP is to develop and manufacture environmentally friendly products that are nontoxic at every level from the manufacturing process through the end product, and environmentally sound for long-term use. Energy and field savings are expected from: (1) the fact that LEEP'S STRUCTURAL CORE product is capable of practical total insulation values ranging from 150% to 300% greater than standard U.S. building-code requirements, and (2) enough LeepCore can be shipped on a 40-foot long flatbed trailer to build two medium-size American homes, thereby affecting transportation efficiencies and petro-fuel savings.

When fully implemented, LEEP believes its technology and product have the potential to effect savings of substantial amounts of the planet's forest products.

All of LeepCore's environmental features and benefits can make a material difference in the efficiencies and performance of buildings. Large-scale manufacturing drives LEEP's business planning. The principle focus of LEEP's management is to offer a product that lends itself naturally to high-volume production and construction, and to identify and support such volume applications of the product.

ABOUT THE TECHNOLOGY: LEEP's eleven years of product development revolve around novel application of composite technology. Composite technology is based on the principle that when two or more pieces of material (sheets or beams) are laminated together, the two or more pieces become a unitized composite member. The resulting composite member's structural strength-to-weight relationship is greatly improved when compared with the strengths and weights of each of the non-composite materials. Better strength/weight performance of products translates to less material and less weight being required to construct buildings. In the case of the final certified LeepCore structural component, it is actually comprised of 90% entrained air (by volume) and 10% solid materials. This composite technology can be applied so as to make panelized building construction sub-components that weigh 200 pounds versus 1,900 pounds in the case of solid concrete, brick or block comparisons; and 90 pounds versus 1060 pounds in the case of solid wood product comparisons. In comparison with wood-frame construction, the weight comparisons are similar, however, such wood-frame walls are not performance competitive with LeepCore construction. Additionally, since 50% of U.S. building construction cost is "direct labor", and LeepCore panelized construction proceeds at 50% of the labor required; total LeepCore construction is generally more cost effective than wood-frame construction. LeepCore weighs less than concrete or wood and yet it offers greater strength/weight structural performance. This means that LeepCore building designs support disproportionately greater wall, roof and floor loads than can wood, steel or concrete, (multi-component or monolithic), systems of the same or greater weights.

PRODUCT AVAILABILITY SEQUENCE: When operating three shifts with three production presses, the Company can produce approximately 50,000 sq.ft. of pre-engineered wall and/or roof and/or floor sections per month. By using a three-shift manufacturing operation and six production presses at its current Pennsylvania facility, the Company can support construction of approximately 35 average size residential (wall-only) construction for single family houses, or 60 to 100 housing structures for emerging country environments, or 125 U.S. School classroom roofs per month, (a major market application and current emphasis program for LEEP).

TESTING AND CODE APPROVALS: Tests conducted by RADCO Testing Labs, Long Beach, California between mid-year 2001 and mid-year 2002, produced the following certifications and certifiable results:

        Transverse Direction of Force Test Values:
        ------------------------------------------
        Floor (6'o.c.): Ultimate load-395#/sq.ft.; L/180-202#/sq.ft.,
          L/240-160#/sq.ft., L/360-105#/sq.ft.
        Roof (12'): Direction from outside: L/180-#64#/sq.ft., 139#/sq.ft.
          Ultimate direction from inside: Ultimate-113#/sq.ft., L/180-61#/sq.ft. Wall (12'): Same as above
        Wall (9'): Negative direction (worst case): Ultimate load-186#/sq.ft.;
          L/180-110#/sq.ft.; L/240-86#/sq.ft.; L/360-60#/sq.ft.

        Axial Direction of Force Test Value:
        ------------------------------------
        Roof-load on Wall (12'): 6,313#/Lineal foot of wall

        In-Place (Racking Shear) direction of Force Test Values:
        --------------------------------------------------------
        In-Plane forces on 6' x 8' section of side walls brought about by wind forces applied to end wall: Ultimate load 9033 = 1506#/LF; load at 1/8" total panel section deflection - 5349# = 892#/LF

These results are well beyond industry norms for lightweight structural materials. Engineering calculations applied to these maximum load factors, when certified to ASTM standards, are the basis to determine safety factors for building construction. It should be noted that these are worst-case structural tests and the values obtained by testing clad walls, roofs, and floors, and testing installed LeepCore Panels in buildings, are much higher. The above test results position LEEP to relate to specific customer requirements for compliance to ICBO, International Building Code (IBC), BOCA, UBC, the new Florida Building Code and SBCCI Building Codes.

The product improvements the Company made on LeepCore since the University of Washington 1999-2000 and during the 2001 and 2002 RADCO test series resulted in a level of structural performance characteristics well beyond the Company's expectations. These values surpass respective code values required for commercial and residential construction. The product now tests to support all directions of load requirements at the component level without chemical bonding, (excepting large-section In-Plane direction of force testing). These advanced test results allow LEEP to address a yet wider range of high-speed Commercial and Residential building construction applications than do any lesser-strength, higher-weight materials.

The Company meets all known National and International Building Code standards without special engineering and other complications.

PRODUCT FEATURES, MARKETS AND MARKETING: LEEP's business strategy assumes there will be steadily increasing desire by builders to buy pre-fabricated construction components. According to Automated Builders Magazine (August,
2000), panelized construction sales substantially exceeded site-built wood-frame construction in the United States in calendar year 1999. This trend has been present and increasing since 1994, according to US Government Economic Development Department publications, AUTOMATED BUILDER magazine, and other industry study groups.

LEEP has participated in the designs of approximately 20 different types of buildings, which support its marketing/sales objectives.

COMPARISON OF THE MOST POPULAR BUILDING CONSTRUCTION METHODS WITH LeepCore
CONSTRUCTION:

There are four major traditional methods used to construct buildings:

1. COMPONENT CONSTRUCTION with thousands of masonry, wood and/or metal components that are assembled by laborers at the job sites which is time consuming, complicated and relatively expensive.
2. MODULAR CONSTRUCTION, on the other hand, offers the advantage of lower cost and fast field erection. It is faster and more efficient than field assembly of "thousands" of components. Some disadvantages of Modular construction are: (a) factory-assembled units are difficult and expensive to move to job sites, thus limiting the practical distances the modules can be moved; (b) more importantly, the type of structures that can be designed, assembled and shipped is narrowly defined and highly restricted, compared to the other two approaches. In addition, a more specialized workforce is required.
3. Traditional PANELIZED FRAME CONSTRUCTION offers some of the advantages of Component based construction, mainly design flexibility and ease of shipping, and it overcomes the design and shipping limitations of Modular Construction. Unfortunately, large specialized crews and large heavy-duty equipment are required, and large numbers of parts are required at the manufacturing locations. Component construction is not well suited to address high-performance standards for insulation and wind/earthquake resistance.
4. Large warehouses and other low-performance buildings can be cost effectively constructed using the CONCRETE PANEL TILT-UP method. This method is not cost or performance effective for high-performance buildings such as those required for retail or other buildings needing temperature stability and/or maintenance economy, because concrete itself, as a material, is a conductor, not an insulator. As a result, separate insulating walls--a building within a building--must be built with wood or steel stud construction, which holds the insulation and finish systems in place and allows for conventional wallboard finishing. Construction of such secondary insulation adds labor and material content to Tilt-up construction costs.

     BY COMPARISON, the LeepCore SYSTEM is designed to overcome the respective disadvantages that are discussed above, and feature:

     o INSULATION: In extreme temperature environments, 4" thick LeepCore's nominal R25 insulation is designed to keep the heat out or in, as required. Exceptionally high insulation is an inherent feature of LeepCore, and LeepCore construction requires no additional insulating materials. Since losses through building frame members account for 75% of all thermal losses in traditional frame construction, and LeepCore buildings have no frames that provide thermal leak paths. LEEP buildings provide more than twice as much practical thermal insulation as traditional building construction materials and methods.

     o COPING WITH EXTREME CLIMATES: Regions with very high daytime temperatures and cool nighttime temperatures are especially ideal climatic conditions for LeepCore technology to excel. Because of the high total insulation factor that results from the full thermal breaks and insulating value of R-7 per inch of foam core, users of LeepCore buildings are intended to open up/cool down the building during the night and stay cool during the day. This procedure substantially reduces air conditioning cost.
     o INSECT RESISTANCE: Insects have no prospects of food in the LeepCore structural system because it is made of steel skins and polyurethane foam.
     o HIGH WIND RESISTANCE: LeepCore can withstand the equivalent of Hurricane V wind forces (greater than 156 MPH); assuming buildings are designed with 10' high walls and LeepCore roof and/or intermediate floors, (these roof and floor systems serving as strong diaphragms).
     o LONG LASTING: In addition to resisting deterioration and destruction caused by natural forces, the LeepCore standard polyester coated surfaces are designed to be resistant to acids, bases, moisture and other sources of corrosion.
     o LESS COST: LeepCore construction generally has a cost advantage relative to competitive products due to using less labor than required by traditional construction methods and materials.
     o FAST DESIGN AND CONSTRUCTION TIMES: The standard two-foot-wide LeepCore component used to fabricate the LeepCore Frameless Building System is designed to provide the ultimate in building design flexibility and fast construction cycles. LeepCore lends itself to:
          (1) quick design cycles, (2) fabrication of walls, roofs and floors to 1/16" tolerances, (3) packaging for safe transport for shipment anywhere in the world, (4) straight and true walls, roofs and floors, and (5) small construction crews. The building "concept-to-completion" cycle for LeepCore construction is thought by management to be the fastest and most practical in the history of building construction.
     o FRAMELESS AND FREESTANDING: Redesign, pre-engineering and reconfiguration activities do not negatively impact the LEEP manufacturing process because a LEEP plant produces and uses only two-foot-wide by any length LeepCore component. The structural component is seldom modified, revised or customized. The manufacturing operation process is designed to put the standard LeepCore components together to form large sections of pre-engineered, structural walls, roofs and floors. All sections the plant assembles are flat, easily packaged and transported. A wide variety of small-to-medium size buildings can be designed, pre-fabricated in large flat sections, and shipped to job sites worldwide. Window and door openings are generally field cut to exact sizes. Field erection is fast and efficient because LeepCore Frameless buildings can be pre-engineered and freestanding, i.e., no wood, metal or concrete vertical frame/support members are required to construct most single-story buildings.
     o INTEGRAL CHASES FOR WIRE, PLUMBING AND FLOOR SUPPORT SYSTEMS: LEEPCORE FRAMELESS wall, roof and floor sections provide integral 2 1/2" deep x 4" wide channels for use as wire, plumbing and communication link chases, in addition to providing a recessed integral area to embed any required structural tube steel. Applications requiring additional floor and/or roof support members are accommodated in such a way that the support members are recessed inside and flush with LeepCore wall surfaces. Such pipe, wire, fiber optic, etc., may be covered with standard wallboard finishing methods.
     o FIRE RESISTANT: Geographical areas with limited water supplies may be developed with LeepCore because the product is non-combustible (Class
          1). One-hour and two-hour Fire Ratings can be accommodated.
     o LOW MAINTENANCE: The deteriorating effects of moisture in high humidity environments are resisted because polyurethane materials are fully waterproof, as well as are all surfaces.
     o SEISMIC RESISTANT: LeepCore naturally withstands high levels of seismic forces because of its inherent light weight, high strength and flexibility (resilience), i.e., LeepCore bends but does not break and it does not fail catastrophically. Additional testing will quantify LeepCore's seismic resistance factors and is planned for early 2003.
     o MOLD FREE construction is provided. Because LeepCore's insulating/structural core is POURED IN PLACE in the production process, the possibility of future mold formation is eliminated in advance in the manufacturing process. With LeepCore construction freedom from future mold formation is not dependent on field crews or installation procedures. LeepCore's waterproof core is tightly bound, water impermeable inside LeepCore's wall, roof and floor assemblies.
     o LeepCore can stop destruction of our Amazon, Siberian and North American old growth forests.

MARKETS FOR THE COMPANY'S PRODUCT

The LeepCore target markets in order of priority are:

1. Modular Building Manufacturers who specialize in the construction of modular-classrooms;
2.   Non-Modular building applications;
3. Specialty markets (seismic, hurricane, temperature extremes, military, portable, remote, etc.); and
4.   Foreign markets with a focus on Third World/Emerging country housing.

Listed below is an overview of each of these target markets:

1.   Modular Building Manufacturer Market.

     The State of Florida changed its building codes in 2001 to require that all modular classrooms be non-combustible and resistant to hurricane wind forces. The State is requiring the replacement of more than 17,000 modular classrooms that are non-building code compliant. Florida has allocated additional funds to build an even greater number of new modular classrooms. LeepCore and concrete and steel are the only building materials that meet the new building code standards. The cost to construct concrete and steel modular classrooms in Florida is approximately 50% greater than that of LeepCore constructed buildings.

     In California, due to revised school building codes with higher seismic, insulation and fire resistance requirements, a market size similar to Florida exists with regard to replacing existing and adding new modular buildings and classrooms. High-performance, lightweight and low-cost LeepCore is the ideal solution to meet stringent building code requirements for modular classrooms in Florida, California and other states. It would take less than 10% of the existing modular classroom requirements in Florida and California alone to utilize the annual production capacity of a high-speed LeepCore manufacturing plant.

     The Company's modular classroom market will provide an estimated 32% gross profit margin. This market is government funded and is seldom subject to budget cuts. The Florida and California markets are supported by budgets that have been approved to replace non-building code compliant and build additional new modular classrooms.

2.  Non-Modular Market:

     The Company is focused on initially using LeepCore to construct load-bearing walls for the $250 billion U.S. housing market. This market focus will be expanded to include floors and walls as soon as the Company's high-speed manufacturing plant is operational. These markets provide gross profit margins of 52%.

3.  Specialty Markets:

     Specialty markets are abundant and highly profitable with available gross margins in excess of 52%. These markets include: buildings for inclement weather conditions; refrigerated containers; walk-in freezers; offshore oil drilling platforms; seismic and hurricane-prone location construction, and barracks, MASH, air-lift compatible and other military applications.

4.  Foreign Markets:

     Markets in Asia and Europe offer worldwide expansion opportunities for LeepCore construction because of the product's attributes and the fact that it meets or exceeds all building code requirements worldwide. The Company has filed patents in sixteen countries and plans to develop a metric-size version of LeepCore to position itself for expansion into target foreign markets.

FAST CONSTRUCTION MARKETS THAT MAY NOT REQUIRE BUILDING PERMITS:

LEEP has identified the Utility Building market need for one basic design, which builds out in a variety of different sizes and is combinable into a large number of side-by-side and/or end-to-end and/or stacked building plans. LeepCore pre-engineered buildings can also come in "knockdown" form, allowing four to eight units shipping on one flatbed truck, or in fully erected form with one or two modular units per truck, ready to use.

COMPETITION:

The traditional building materials that are used to construct walls, floors, and roofs are wood, concrete, and steel. Wood burns, rots, makes squeaky floors, and is a food source for termites and other pests. Concrete is heavy and expensive and steel is not energy efficient and requires specialists to erect.

LeepCore provides the building industry with a structural panel component that makes building structures fire, water, seismic, wind, mold and termite resistant. In addition, LeepCore buildings are stronger, lighter, faster to erect, easier to maintain, more environmentally friendly and more cost effective to construct than are buildings constructed with traditional methods and materials. As an added bonus, LeepCore structures are certifiably the most energy efficient structures in the industry.

LeepCore is incredibly strong, however it weighs only three (3) pounds per square foot. It is lighter and much easier to ship and erect when compared to traditional building materials. LeepCore building materials can be shipped by air due to its lightweight feature. Traditional frame construction requires approximately 220 components to construct a 4' x 8' insulated wood or metal frame wall section. Only 13 components are required for a comparable LeepCore wall. Buildings made of LeepCore can be assembled with unskilled labor.

Architects, structural engineers, contractors, and modular building manufacturers will select LeepCore for floors, walls, and roofs, based on cost comparisons, construction speed, building code requirements and economic and environmental benefits.

LeepCore has an R-value of 25. LeepCore structures are essentially airtight and provide the added advantage of frameless construction, which is the most energy efficient method of construction that is commercially available.

Manufacturers of non-load-bearing, non-structural 4' x 4" foam/metal "curtain wall" and light-clad 4" insulation use Laminators and raw materials that are similar to the Company's planned equipment and materials usage. These Laminator Based companies typically "laminate" (up to 100 million square feet per year per laminator machine) two to four times more square feet per year of their product than is planned for LeepCore's annual production (up to 25 million square feet per year per laminator machine). This is because the customized and patent related shapes, sizes configurations between the LeepCore structural component and the non-structural products are dissimilar. The commonality of equipment and raw materials is such that LeepCore can set up manufacturing plants worldwide with full metal/foam infrastructure support. The companies producing non-structural laminated product are generally fully capacitated, with consistent annual revenues of approximately $100 million per machine. The sales distribution channels, product applications and customers are generally not compatible with the LeepCore structural product, therefore these large "product dedicated" companies are not candidates for LEEP corporate allegiance; Joint Venture; or competitors or acquirers.

PATENTS AND LICENSES:

The primary thrust of LEEP's July 24, 2000 patent application and recent foreign filings, known as "Frameless Building Systems," is to tie in the aspects of the Company's proprietary LeepCore component to its application in a building design and protect its many methods of use, combinations of use and connections used in a wide variety of designs for building construction. Of special interest to the patent application is the fact that all three primary directions of force: AXIAL (Compression), IN-PLANE (Racking-Shear) and TRANSVERSE (Out-of-Place) are certified to support commercial construction loads (or greater). This one high-strength LeepCore part goes together in an endless variety of ways to form very strong walls, roofs and floors.

All of LEEP's patent work is aimed at protecting LEEP's technology as it relates to manufacturing and construction with LEEP's lightweight (3 pounds per sq.ft.) building construction material, LeepCore, and its associated LeepCore Building System.

Exclusive rights to use the patented technology in the United States and nonexclusive rights outside of the U.S. are assigned to LEEP by the inventor. Non-domestic rights are subject to LEEP's paying for all costs associated with developing foreign business and paying the costs of applicable foreign patent work.

The company has received three patents and a "notice of allowance" on a fourth. The Company has filed two additional U.S. patents that contain more than 50 individual claims. The Company has also filed patents in 16 countries that cover 80% of the world's population.

ITEM 2.  DESCRIPTION OF PROPERTY

LEEP is leasing a 30,000 sq.ft. manufacturing facility in Montoursville, PA. The facility contains a 100' three-stage roll former, 2 containment presses, an automatic foam generator and ancillary equipment, all of which is leased by LEEP, except for one press and associated support equipment. Operations at the plant were temporarily curtailed during August, `02 due to back rent and other accounts payable situations. The Company plans to resume operations as soon as the trade payables are brought current (see 8-KSB filed 8/22/02).

ITEM 3.  LEGAL PROCEEDING

There is one legal proceeding in progress and one pending at this time. Specifically, James Medley, a former vendor, Treasurer and Director, is attempting to perfect a $60,000 Washington State judgment in the State of Illinois. Additionally, there is a threat of litigation pending in connection with the Company's overdue rent status in the State of Pennsylvania and a pending legal action associated with the Company's leased production rollformer equipment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 2002, at the annual meeting of shareholders, votes and proxies totaling 29,888,458 million shares voted to retain the incumbent Directors. The following were elected unanimously to serve as Directors of LEEP until the next annual meeting:

     o    Grant C. Record
     o    Donald C. Bazemore
     o    Way W. Lee
     o    Dennis Schrage
     o    Russell Adams


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

LEEP's Common Stock traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "LEEP". During August, '02, the symbol was changed to LEEPE due to late filing of this 10-KSB.

The following sets forth the high and low price information for each quarter during the last two fiscal years, as provided by the OTCBB. The quotations provided reflect inter-dealer prices without retail markup, markdown or commission and may not represent actual stock buyer costs.

                                              High              Low
                                              ----              ---
Year Ended April 30, 2001
-------------------------

    First Quarter                            $0.63             $0.23
    Second Quarter                           $0.27             $0.16
    Third Quarter                            $0.59             $0.16
    Fourth Quarter                           $0.72             $0.16

Year Ended April 30, 2002
-------------------------

    First Quarter                            $0.21             $0.13
    Second Quarter                           $0.16             $0.06
    Third Quarter                            $0.28             $0.08
    Fourth Quarter                           $0.29             $0.12

The number of holders of record of LEEP's Common Stock on August 13, 2002 was 1464. LEEP estimates that there are approximately 3,000 shareholders when those who hold positions of LEEP's common stock in street names with stockbrokers are added to the total.

LEEP has never paid a cash dividend.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Matters discussed herein contain forward-looking statements that involve risk and uncertainties. This is particularly true as it relates to comments about the development and funding of the full-scale manufacturing plant and associated plan of operation and LEEP's ability to produce and sell its product. Actual results may differ significantly from results indicated by forward-looking statements. Factors that might cause some differences include, but are not limited to:

     o Changes in general economic conditions, including, but not limited to, increases in interest rates, and shifts in domestic building construction requirements;
     o Local and Federal Government regulations affecting customers, permitting of buildings using LEEP panels;
     o Risks generally involved in the construction business, including weather, fixed price contracts and shortages of materials or price-competitive labor;
     o    LEEP's stock price has shown considerable volatility;
     o LEEP's ability to raise sufficient debt and/or equity capital to execute its business plans;
     o The occurrences of incidents that could subject LEEP to liability or fines;
     o LEEP's ability to obtain the sales orders necessary to support the volume of production required to sustain successful operations;
     o The ability to maintain equipment lease payments, manufacturing space rent and other critical payable relationships.
     o    The ability to defend the corporation from creditor judgments.

PLAN OF OPERATION: LEEP's manufacturing is situated in a 30,000 square foot plant in Pennsylvania and has a 100-foot long three-stage metal roll forming system and three manual containment presses, capable of producing a total of 756 panels or 18,000 square feet of LeepCore per month, for one shift. Present facilities allow for two additional presses at an additional estimated capital cost of approximately $300,000, which would give the Pennsylvania plant the ability to produce up to 120,000 square feet of LeepCore panels per month with three shifts. The plant is currently on a standby status due to the Company's current focus on curtailing costs and financing the Company's next phase.

LEEP maintains its administrative offices in Chicago, Illinois, under a month-to-month office lease.

LEEP's intense marketing program during calendar year 2001 and 2002 resulted in a change of marketing emphasis. Specifically, a large-size market for LeepCore widened the Company's market scope and understanding to include large volume projects that potentially match LEEP's large-volume production plans. Management is also seeking domestic projects that have long-term volume orders associated with them in markets that are ideally suited for LeepCore applications.

The LeepCore product underwent official structural testing to the United States. ASTM E-72 standards during 2001 and 2002. The advanced test program was aimed at achieving structural test certifications that qualify the product to comply with all five (5) U.S. and one major international building code. Three of the five required main tests are certified and the other two tests have been conducted and await official certification. All test results meet or exceed all known building code standards for panelized construction of residential and commercials walls, roofs and floors worldwide.

LEEP's primary focus is to manufacture and sell its LEEP STRUCTURAL CORE product. LEEP's strategy is to establish markets and build sales backlog to support utilization of the current plant facility expanded to six presses. A sufficient order backlog would permit justification, financing and construction of a full-scale highly automated manufacturing plant with an implementation time of eighteen months at a projected cost of $10 million. The full-scale plant would reduce the cost of goods sold by 100% and increase the rate of production by 30 fold due to the introduction of a continuous production laminator.

Continuous laminator production takes two coils of galvanized, polyester-coated, embossed-sheet steel, straightens and configures the metal into bottom and top skins and continuously feeds into an automated lamination production process. Skins and reinforcing strips are designed to feed into the laminator as the process proceeds. The top and bottom skins move forward through a preheating station and a mixture of "Polyol" and "Iso" chemicals are injected. The chemical processes are designed to instantly create a Class 1 fire-resistant polyurethane foam system with an exothermic reaction that drives the expanding foam temperature beyond 170 degrees Fahrenheit. A core then forms and bonds itself while in the liquid state to the skin surfaces inside the panel cavity. Polyiso is a form of polyurethane glue that guarantees the bonding integrity of core to skins. The high temperature of the expanding aerating liquid polyurethane catalyzes this process. After cooling and stabilizing, the laminated panel components will be automatically cut to custom order by a "flying saw". The constant speed of the entire process is expected to be 40 linear ft. per minute (80 sq.ft. of LeepCore product per minute). Financial commitments are not in place for the full-scale plant. LEEP's immediate focus is to use the expanding production capacity of the Pennsylvania plant to meet the sales demands generated by its developing domestic sales to the Company's main target market of Modular Building Manufacturers. The current beta-level plant in Pennsylvania is in a ready state (not in daily production), awaiting financing.

LIQUIDITY AND CAPITAL RESOURCES: Since inception LEEP has been entirely dependent on its CEO, Grant Record, arranging credit facilities, making personal loans, procuring loans from other stockholders, and selling stock to qualified investors in order to meet the monthly cash needs of LEEP. LEEP does not have a regular stream of revenue from operations.

During 2001, LEEP acquired manufacturing equipment costing approximately $1,132,000, which has been financed with leases from finance companies over 60 months with monthly payments of approximately $23,000. Two Company directors have provided limited guarantees with recourse, and one of the manufacturers has provided a remarketing agreement for $872,000. LEEP entered into agreements with one of the Company directors to provide financial guarantees requiring LEEP +to escrow 1,000,000 shares of Rule 144 restricted common stock in the director's company name to be issued in the event of default by LEEP that results in the director being required to make payments as a guarantor. Since the inception of the arrangement, the guaranteeing director's company has paid $131,435 out against the guarantee and collected 1,314,350 shares. As a part of this agreement, LEEP was also required to grant the director and his associates options to purchase 1,300,000 shares of Rule 144 restricted common stock at $0.15 and $0.20 per share. Both options have been exercised. During the year ended April 30, 2002, LEEP continued raising capital from the sale of stock from related parties and incurring debt from related parties which was secured by shares of the Company's stock. There has been minimal capital formation from independent third parties (See notes to the Financial Statements). These shareholder and related party transactions resulted in proceeds of $196,829 from the issuance of common stock and net proceeds of $487,620 from related party loans and notes payable. LEEP will continue borrowing money and selling stock to fund its corporate overhead and maintain operations at its Pennsylvania plant, although there can be no assurance that the Company will be successful in such financing efforts.

Management believes, in spite of current severe cash limitations, the company has been able to plan and maintain a steady course that will ensure its ultimate success. Specifically, the last 3 years and $3 million have been invested in building the fundamentals that promote the company's ability to transition to a full-scale manufacturing enterprise. The 5-year Plan that defines and projects this transition calls for 3 strategically-located automated US plants coming online in respectively, 2003, 2005 & 2007. A $22 million funding is required to purchase land, buildings, equipment and support operations to positive cash flow in the 2004 time frame. A 2-year all-out effort has been effective in identifying a large-volume customer base that can effectively use all of LEEP's planned high-volume (25 million Sq. Ft. per annum per manufacturing plant) production capacity. In the same time frame, the company also brought together a management team to do the professional planning required to attract a high-level Investment Banking specialist and institutional fund managers. As of this SEC filing, management is confident that the required $22 million funding will be obtained from investors the Company is "courting" at this time. This accomplished, LEEP will be able in the near term to resume manufacturing operations and expand the Company's Pennsylvania manufacturing operation at a rapid rate to bridge the Company into its first full-scale manufacturing facility in 2003. Although management is optimistic about realizing the planned near-term funding goal, no assurances can be made as to the outcome of the current negotiations with institutional investors.

RESULTS OF OPERATIONS: There were no revenues for the year ended April 30, 2002. As of LEEP's redirecting its marketing efforts into the Modular Building industry, the Company's LeepCore product was broadly accepted and welcomed by Modular Building industry leaders at the modular industry's major annual trade show in Tampa, Florida in March, 2002. As a result of the major change of direction with respect to the Company's target market, the Company recast its entire five-year Business Plan and strategy and began to seek funding to activate and perfect the plan. Company efforts to obtain proper funding have been thwarted by the Enron/Anderson/WorldCom economic disaster(s) and general economic uncertainties. In spite of the current trying economic conditions, management remains confident it will obtain the required financing, although no assurances of that positive result can be made by management.


ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by Regulation S-B are attached as exhibits.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no reportable events under Item 304 of Reg. 229.304.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

As of April 29, 2002, the directors and executive officers of LEEP are as follows:

Name                     Age       Position
----                     ---       --------

Grant C. Record          67        Director, Chief Executive Officer, Secretary
Donald C. Bazemore       69        Director
Russell Adams            63        Director, Consulting Director of Marketing
Way W. Lee               78        Director
Dennis Schrage           58        Director, Chairman of the Board
Aaron Pugh                         Interim Chief Financial Officer

GRANT C. RECORD is the Founder and Secretary, and served as Executive Vice President and Chairman of the Board of Directors of LEEP from December 1992 until he became President on June 28, 1995. He relinquished the office of President and became Chief Executive Officer on March 5, 1997. During 1991 and 1992, he head up development of LEEP's base technology and early patent positions. From 1983 to 1991, Mr. Record was Executive Vice President of Magnum Technology, a very early developer of advanced magnetic disks for the magnetic disk drive industry. The vacuum deposition technology Magnum used is now the standard computer disk manufacturing technology that is used throughout the industry. Magnum's work helped set the high-density standards on which the "gigabyte" disk drive generation is founded. Prior to Magnum, from 1971 to 1979, Mr. Record founded and developed the Data I/O Corporation. Data I/O's technology and international presence as the primary manufacturer of memory programming components, enabled the early Intel microprocessor technology to gain rapid worldwide use and acceptance. Data I/O is yet a world leader in semi-conductor memory and logic device programming, after twenty-five years.

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

RUSSELL ADAMS is a director and consulting Director of Marketing. Mr. Adams brings a wealth of industry experience to the Company, coming from International Paper Company where his duties over a 21-year period ranged from divisional controller to Engineering/construction management, finance, strategic and business planning.

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

AARON PUGH will be Chief Financial Officer. Mr. Pugh's most recent service was a Vice President of Finance for Continental Airport Transportation Company. Prior to that he was consultant/Principal with PHW Consulting, which provided accounting and computer services to major corporations including Ernst & Young's Real Estate Group. He was Director of Finance for the Bing Group, a construction firm with $300 million in annual sales. Prior to that he was Auditor and Business Advisor with Arthur Andersen & Co., international CPA firm, and Controller with DMC Networks computer consultants. Mr. Pugh holds a B.A. in Finance from Morehouse College and a Master of Science in Professional Accountancy from Walsh College of Business and Accountancy. He is a Certified Public Accountant.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid by LEEP to its named executive officer:

SUMMARY ANNUAL COMPENSATION TABLE

                                            -------------------------------   ------------------------------
                                                         ANNUAL                          LONG TERM
                                            -------------------------------   ------------------------------
       NAME           POSITION      YEAR         SALARY           BONUS         OPTION &       RESTR. STOCK
                                                                                WARRANT
                                                   ($)             ($)           (#)                ($)
  Grant C. Record        CEO        2002      72,000 (1) (5)       None        450,000(4)        719,999(1)
  Grant C. Record        CEO        2001      72,000 (1) (5)       None        600,000(3)           None
  Grant C. Record        CEO        2000      72,000 (1) (5)       None       2,800,000(2)          None

(1) None of the remuneration shown was paid in cash. In fiscal year ending April 30, 2002, Mr. Record converted $102,076 in accrued back salary to 1,020,000 shares of common stock. $72,000 of the converted $102,076 represents 70.1% of the 1,020,000 shares or 719,999 shares.

(2) In 1999 the Board of Directors granted Mr. Record an option to purchase 2,800,000 restricted shares to induce him to forgive approximately $550,000 in accrued salary, loans and expenses advanced by Mr. Record and owed to him by the company. This 1999 options was replaced by a warrant to purchase 2,800,000 shares for 5 years at a price of $0.20 per share. This right expires in the year 2006.

(3) An option to purchase 600,000 LEEP shares at $.25 per share was granted in fiscal year ending April 30, 2001. These options were canceled as were all older options. The company's only incentive plan is represented by warrants to purchase stock discussed elsewhere herein.

(4) Warrants to purchase 450,000 shares of LEEP stock at $.20 per share, expiring in 2006 were granted in the fiscal year ending April 30, 2002.

(5) The remuneration described in the above table does not include the costs to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other personal benefits provided to such individual that are extended to other employees of the Company in connection with their employment. The value of such benefits cannot be precisely determined; however, the executive officers named above did not receive other compensation in excess of the lesser of $50,000 or 10% of such officer's cash compensation.

WARRANTS GRANTED IN THE LAST FISCAL YEAR  - INDIVIDUAL GRANTS

A total of 10,400,000 warrants with various vestings and expirations were granted to officers, directors, related parties and employees during the year. The following table sets forth the number of warrants granted to each of the named executive officers of the Company:

                                            --------------------  ---------------------------
                                                 NUMBER OF                % OF TOTAL
                                                SECURITIES                 WARRANTS
                                                UNDERLYING                GRANTED TO           -----------------------
                                                 WARRANTS                 EMPLOYEES               EXERCISE OR BASE
                                                                             (1)
                                            --------------------  ---------------------------  -----------------------
                                EXPIRATION
                  NAME             DATE         GRANTED (#)              FISCAL YEAR                PRICE ($/SH)
                                                                        Ending 4/3/02
Grant C. Record  CEO               2006           450,000                    13%                       $0.20
Grant C. Record  CEO               2007           112,500                     3%                       $0.20
Russell Adams VP                   2006           150,000                    4.2%                      $0.20
Russell Adams  VP                  2007           87,500                     1.8%                      $0.20
Dave Thorn GM                      2006           650,000                   18.6%                      $0.20
Dave Thorn GM                      2007            37,500                    1.1%                      $0.20
Heather Strassner                  2006           100,000                    2.8%                      $0.20
Controller-Mfg
Dennis Schrage,                    2006         1,050,000                    30%                       $0.20
Director/Chairman/CEO Elect
Dennis Schrage,                    2007           137,500                    3.9%                      $0.20
Director/Chairman/CEO Elect
Don Bazemore, Director             2006           300,000                    8.5%                       $.20
Don Bazemore Director              2007            50,000                    1.4%                       $.20
Way Lee, Director                  2006           200,000                    5.7%                       $.20
Way Lee, Director                  2007            50,000                    1.4%                       $.20

(1) Not counting warrants to purchase 2,800,000 shares granted to Grant Record to replace options to purchase 2,800,000 shares in 1999 in behalf of Mr. Record forgiving approximately $550,000 debt owed him.

NON-QUALIFIED WARRANTS TO PURCHASE STOCK: LEEP has issued non-qualified warrants to selected employees, officers, directors, consultants and advisors. As of April 30, 2002, warrants to purchase 10,400,000 shares of Common Stock were outstanding or set aside, at the weighted average exercise price of $0.20 per shares. (See Notes to Financial Statements.)

All current options were canceled in lieu of the company's new warrant to purchase shares plan.

EMPLOYMENT AGREEMENTS: A contract with Russel Adams to serve as a Vice President and be compensated in shares only (no cash) for the fiscal year was completed and renewed for the following year pending the company receiving proper financing and corresponding ability to pay officers. Mr. Adams worked under a consulting contract for the entire fiscal year. His hourly rate of $100/hour was converted to restricted stock at various m1arket prices for all compensation. Mr. Adams earned a total of $74,100 or 551,000 shares.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of LEEP's Common Stock as of August 13, 2001, by (1) each person who is known by LEEP to own beneficially more than 5% of the Common Stock, (2) each of LEEP's directors and executive officers, and (3) all directors employees, control persons and executive officers as a group. Each named beneficial owner has sole voting and investment power with respect to the shares listed unless otherwise indicated.

-------------------------------------------------------------------------------------------------
 Title of Class (1)   Name and Address of Beneficial Owner       Amount    Notes    % of Class
-------------------------------------------------------------------------------------------------
    Common Stock     Grant C. Record
                     616 Blue Lake Blvd., #139                  10,689,954   (2)        17.1
                     Twin Falls, ID 83301

    Common Stock     Donald C. Bazemore
                     401 2nd Ave., So.                             840,120   (3)        1.3
                     Seattle, WA 98104

    Common Stock     Russell Adams
                     200 S. Wacker Dr., #4000                      977,333   (4)        1.6
                     Chicago, IL 60606

Common Stock         Way W. Lee
                     5210 SE 26th                                1,592,953   (5)        2.5
                     Portland, OR 97202

    Common Stock     Dennis Schrage
                     200 S. Wacker Dr., #4000                    1,312,500   (6)        2.1
                     Chicago, IL 60606

    Common Stock     Brown Marketing Communicatins
                     200 S. Wacker Dr., #4000                    4,791,840   (7)        7.6
                     Chicago, IL 60606

    Common Stock     John Ratkovich
                     830 West Northwest Highway                 11,630,038   (8)        18.6
                     Palatine, IL 60067

    Common Stock     All Executive Officers, Directors,
                     Employees and Control persons as a
                     group

                     Total                                      31,834,738              50.8
                     ----------------------------------------------------------------------------

(1)  Common (Restricted)
(2) The amount beneficially owned includes 3,362,500 shares of Common Stock issuable upon the exercise of warrants
(3) The amount beneficially owned includes 350,000 shares of Common Stock issuable upon the exercise of warrants
(4) The amount beneficially owned includes 237,500 shares of Common Stock issuable upon the exercise of warrants
(5) The amount beneficially owned includes 250,000 shares of Common Stock issuable upon the exercise of warrants
(6) The amount beneficially owned includes 1,187,500 shares of Common Stock issuable upon the exercise of warrants
(7) The amount beneficially owed includes shares owed by Brown Marketing communications, LLC and its affiliates.
(8) The amount owed includes shares owned by John Ratkovich and its affiliates and include an estimated 3.3 million shares in brokerage accounts held in street names by broker

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NOTE RECEIVABLE FROM STOCKHOLDER: In July 1996, Donald C. Bazemore, Chairman of the Board of Directors of LEEP, exercised 150,000 non-qualified stock options. Payment was made in the form of an $80,000 note payable to LEEP. Existing shares of LEEP's stock held by the optionee secure the note. The validity of this transaction has been questioned by counsel and auditors. The Company agrees the transaction has marginal prospective value to the parties and complicates accounting. Accordingly, 38,121 collateral shares (certificate numbers 4730, 4823, 4990 and 5531) are being returned to Mr. Bazemore. Certifcate numbers 6174 (50,000 shares) and 6173 (100,000 shares) are hereby considered canceled. These certificates are in "deep" storage and will take some time to locate. The transaction is hereby considered annulled and therefore all parties are considered relieved from all obligations one to the other.

RELATED PARTY LOANS: The Company borrowed approximately $457,382 from qualified stockholders and related parties under short-term notes payable during the year ended April 30, 2002. Sale of restricted stock to existing shareholders who are qualified investors and conversion of loan balances contributed another $227,067. See Note 3 to the Financial Statements for more information.

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS OF EXHIBITS

     1.   FINANCIAL STATEMENTS

          o    Balance Sheet as of April 30, 2002

          o    Statements of Operations for the years ended April 30, 2002 and
               2001

          o    Statements of cash flows for the years ended April 30, 2002 and
               2001

          o Statements of Stockholders' Deficit for the years ended April 30, 2002 and 2001

          o    Notes to Financial Statements


(B) REPORTS ON FORM 8-K

           On August 21, 2002 the company filed a report on Form 8-K to add to two additional investor risks to the risks specified in the company's 10-K report for year ending April 30, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) or 15(d) of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned or, their in duly authorized representatives, and in the capacities, and on the date indicated.


LEADING-EDGE EARTH PRODUCTS, INC.

                                        By:  /s/ GRANT C. RECORD
                                        --------------------------------------
                                        Grant C. Record, its CEO and Secretary

Date:  August 13, 2002

Signature                                       Title                    Date
---------                                       -----                    ----

/s/ GRANT RECORD
--------------------------------
Grant C. Record                        Secretary and Director           8/29/02


/s/ DENNIS SCHRAGE
--------------------------------
Dennis Schrage                         Director and Chairman of         8/29/02
                                         The Board of Director

/s/ AARON PUCH
--------------------------------
Aaron Pugh                             Acting CFO                       8/29/02

--------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                              FINANCIAL STATEMENTS
                                 APRIL 30, 2002
                                   (Unaudited)
--------------------------------------------------------------------------------


                          INDEX TO FINANCIAL STATEMENTS


Balance Sheet.............................................................. F-1

Statements of Operations................................................... F-2

Statements of Stockholders' Deficit........................................ F-3

Statements of Cash Flows................................................... F-4

Notes to Financial Statements.............................................. F-5

-------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                                  BALANCE SHEET
                                 APRIL 30, 2002
                                   (Unaudited)
-------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
     Cash                                                          $     13,608
     Inventory                                                          472,697
                                                                   -------------
                                                                        486,305


PLANT AND EQUIPMENT, NET                                                908,006
COMPLETED TECHNOLOGY, NET                                               156,750
                                                                   -------------


                                                                   $  1,551,061
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                              $    420,319
     Payables to related parties                                        705,422
     Accrued contract salary payable                                    109,699
     Accrued interest payable                                           102,649
     Line-of-credit                                                      37,650
     Related party loans                                                351,841
     Note payable                                                       220,588
     Capital lease obligations, current portion                         304,795
                                                                   -------------
                                                                      2,234,963

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                       457,764

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, no par value, 10,000,000 shares
         authorized; zero shares issued and outstanding                      --
     Common stock, no par value, 100,000,000 shares
         authorized; 58,451,266 shares issued and
         outstanding                                                  9,939,365
     Accumulated deficit                                            (11,099,031)
                                                                   -------------

                                                                     (1,159,666)
                                                                   -------------

                                                                   $  1,551,061
                                                                   =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

-------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED APRIL 30, 2002 AND 2001
-------------------------------------------------------------------------------


                                                     2002              2001
                                                 (Unaudited)

                                                 -------------    ------------

REVENUES
     Sales                                        $         --     $         --
     Other                                                  --               --
                                                  -------------    -------------

COST OF GOODS SOLD                                          --               --
                                                  -------------    -------------

GROSS PROFIT                                                --               --

OPERATING EXPENSES
     Provision for inventory losses                         --          620,287
     Research and development                           23,728           51,828
     General and administrative expenses             1,534,409        1,415,893
                                                  -------------    -------------
                                                     1,558,137        2,088,008
                                                  -------------    -------------

LOSS FROM OPERATIONS                                (1,558,137)      (2,088,008)

OTHER EXPENSE
     Interest expense                                 (175,902)        (175,749)
     Loss on impairment of assets                        9,000          (60,000)
                                                  -------------    -------------
                                                      (166,310)        (235,749)
                                                  -------------    -------------

LOSS BEFORE INCOME TAXES                            (1,724,447)      (2,323,757)

PROVISION FOR INCOME TAXES                                  --               --
                                                  -------------    -------------

NET LOSS                                          $ (1,724,447)    $ (2,323,757)
                                                  =============    =============

BASIC AND DILUTED LOSS PER COMMON SHARE           $      (0.03)    $      (0.06)
                                                  =============    =============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  DURING THE YEAR
                                                    50,143,782       42,094,073
                                                  =============    =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------------------------------------------
                                         LEADING -EDGE EARTH PRODUCTS, INC.
                                         STATEMENTS OF STOCKHOLDERS' DEFICIT
                                     FOR THE YEAR ENDED APRIL 30, 2002 AND 2001
--------------------------------------------------------------------------------------------------------------------

                                                                               Notes
                                                   Common         Stock      Receivable-   Accumulated
                                                   Shares         Amount     Stockholders    Deficit         Total
                                                ------------  ------------  ------------  ------------  ------------

BALANCE - APRIL 30, 2000                         39,924,554     7,417,321       -80,000    -7,050,827       286,494
Common stock issued for cash                      4,768,509       797,776             0             0       797,776
Common stock issued for services                    418,334       111,500             0             0       111,500
Common stock issued for accounts payable,
notes payable, related party
loans and interest                                  908,834       145,940             0             0       145,940
Stock options granted                                     0        95,800             0             0        95,800
Net loss                                                  0             0             0    -2,323,757    -2,323,757

BALANCE - APRIL 30, 2001                         46,020,231   $ 8,568,337      -$80,000   -$9,374,584     -$886,247

Common stock issued for cash                      1,864,655       196,829             0             0       196,829
Stock options exercised
Common stock issued for services                  5,718,276       615,597             0             0       615,597
Common stock issued for other assets
Common stock issued for accounts payable,
notes payable, related party
loans and interest                                4,848,104       523,602             0             0       523,602
Write off of note receivable from stockholder             0             0        80,000             0        80,000
Net loss                                                  0             0             0    -1,724,447    -1,724,447
                                                ------------  ------------  ------------  ------------  ------------
BALANCE - APRIL 30, 2002                         58,451,266   $ 9,904,365   $         0   -$11,099,031  -$1,194,666

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                        F-3

-------------------------------------------------------------------------------------------------
                                LEADING-EDGE EARTH PRODUCTS, INC.
                                     STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED APRIL 30, 2001 AND 2000
-------------------------------------------------------------------------------------------------

                                                                          2002           2001
                                                                      (Unaudited)
                                                                      ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $(1,724,447)   $(2,323,757)
Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization of fixed assets                    320,943        248,764
         Amortization of intangible assets                                      0         19,800
         Provision for inventory write-down                                     0        620,287
           Loss on impairment of assets                                         0         60,000
           Stock issued for services, accounts payable and interest       390,575        129,827
           Stock grant compensation expense                                     0         95,800

         Changes in operating assets and liabilities:
              Accounts receivable                                               0         38,186
              Inventory                                                   (20,123)      (955,310)
              Prepaid expenses and other assets                            29,132        (13,264)
              Accounts payable                                             50,426        249,241
              Payables to related parties                                 296,037        409,385
              Contract salary payable                                     180,305        153,500
              Interest payable                                            (72,150)        69,668
                                                                      ------------   ------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                              (549,301)    (1,197,873)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets                                                 (11,324)       (45,118)
Sale of land held for investment                                           74,108             --
                                                                      ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                                      62,784        (45,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                    196,829        797,776
Proceeds from stockholder loans                                            30,238        524,132
Payment of stockholder loans                                                    0        (10,255)
Proceeds from note payable issuances                                      457,382             --
Net borrowings (payments) on line-of-credit                                (1,861)        39,126
Principal payments on capital leases                                     (199,696)      (166,549)
                                                                      ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 482,893      1,184,230
                                                                      ------------   ------------

NET (DECREASE) INCREASE IN CASH                                            (3,625)       (58,761)

CASH - beginning of year                                                   17,233         75,994
                                                                      ------------   ------------

CASH - end of year                                                    $    13,608    $    17,233
                                                                      ============   ============

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                               F-4

--------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2002
--------------------------------------------------------------------------------

1.  NATURE OF BUSINESS

NATURE OF BUSINESS

INTRODUCTION AND OVERVIEW: Leading-Edge Earth Products, Inc. ("LEEP(TM)", or "the Company"), and Oregon Corporation, is headquartered in Chicago, IL. The objectives of LEEP are to develop, manufacture, market and profit from the sale of its structural, lightweight, insulated composite component, LEEP STRUCTURAL CORE(TM) ("LeepCore(TM)") to support construction of the LeepCore Frameless buildings. LeepCore(TM) is a 3-way structural component used for constructing structural bearing-wall, sub-roof and sub-floor systems. The LeepCore components are joined to form sections, which are in turn joined to construct walls, roofs and floors for residential and non-residential building construction. LEEP's product is designed to substitute for traditional materials and building systems. LEEP believes its products will have major worldwide appeal for construction of buildings, including: highly insulated, stand-alone offices, restaurants, retail stores, shops; housing in Emerging Nations; modular, portable, "knock-down"/reassemble structures and air lift of MASH units and other military applications.

LeepCore was designed as an alternative material to substitute for structural wood, steel and concrete in a variety of applications. The Civil Engineering Department, Structural Laboratory, at the University of Washington, previously supported the Company's product testing, certifications and confirmed the Company's early product and technology. More recently, the Company retained RADCO Testing Labs, Long Beach, CA to perform structural tests in compliance with ASTM E-72 for obtaining compliance with any of a wide variety of U.S. and foreign building codes. The company's structural test results meet or exceed the structural requirements for both panelized commercial and panelized residential construction of the following building codes: ICBO, BOCA, International Building Code (IBC), SBCCI Building Code and the new Florida Building Code.

Various aspects of LEEPCORE are protected by several United States patents that expire in 2012 and 2016. The company is currently in the process of obtaining worldwide patent protection of its proprietary technology. The founder/CEO Grant Record made application for patents in Japan, China, India and 13 European countries and assigned the company use of the patents in those countries per the company's in-place Technology & License Agreement, should such patents materialize. In addition, pursuant to assignment agreements, the Company has (1) the exclusive domestic right to use all LeepCore and related technology patented or unpatented, (2) the non-exclusive right to use the technology outside the United States. The duration of such agreements is generally equal to or greater than the remaining legal life of the related patents.

GOING CONCERN

The Company's ability to continue as a going concern is dependent upon its success in transforming its building panel technology into a profitable operation and additional financing or equity funding commensurate with operating activity. The company has a net loss of approximately $1.7 million for the year ended April 30, 2002, has incurred a deficit of approximately $11 million as of April 30, 2002, and substantially all of the Company's loans and notes payable are in default at April 30, 2002. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans to address these issues include by generating sales and from the newly identified Modular Building manufacturing market and improving operating efficiency. Further, management intends to continue financing its operations through private sales of its common shares, borrowings from officers and more traditional institutional debt financing until cash requirements can be met by operations. The company plans to concentrate on maximum utilization of the plant facility in Pennsylvania. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

QUARTERLY REVIEWS

The Company's 10-KSB report for year ending April 30 2002 is not yet audited due to the company's financial constraints and auditor required funds. The Company's first 3 quarters ending January 31, 2002 were tightly reviewed by its independent certified public accountants in accordance with Statement of Auditing Standards No. 71, "Interim Financial Information", as required by the Securities and Exchange Commission.

--------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2002
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of Company management that are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements.

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

During the year ended April 30, 2001, a provision for inventory losses of approximately $620,000 was charged against operations to write down finished goods and work-in-process inventory to its estimated market value (selling price less reasonably estimable costs of completion and a normal profit margin), based on management's best estimates of product sales prices and customer demand patterns. Management attributes such expense primarily to excessive manufacturing overhead costs caused by the acquisition of significant amounts of equipment during the year ended April 30, 2001, depreciation of such equipment, plant startup costs, and other costs related to an idle plant that was not producing to capacity because of lack of sales. It is at least reasonably possible that the estimates used by management to determine the provision for inventory losses will be materially different from the actual amount. These differences could result in materially higher than expected inventory losses, which could have a material adverse effect on the Company's results of operations and financial condition in the near term. Additionally, because a significant amount of inventory at April 30, 2002 is work-in-process that will require additional materials, labor and overhead to finish, estimated market value as reported may be significantly different (lower) than the sale amounts ultimately received in the marketplace.

PLANT AND EQUIPMENT

Plant and equipment are stated at cost less accumulated depreciation. Repairs, maintenance, and similar costs that do not significantly improve or extend the useful lives of the assets are expensed as incurred. When an asset is sold or retired, the cost and accumulated depreciation or amortizations are removed from the accounts and any gain or loss is included in current operations. Plant and equipment is depreciated on a straight-line basis over an estimated useful life of five years.

--------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2002
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INTANGIBLE ASSETS

The purchase price allocated to the proprietary manufacturing technology acquired in 2001 was based on the estimated fair value of the 1,800,000 shares of restricted common stock exchanged in the acquisition of assets. Such asset is amortized on a straight-line basis over its estimated economic life of ten years.

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

STOCK OPTIONS AND SIMILAR EQUITY INSTRUMENTS

For employee compensatory stock warrants that will eventually vest, compensation expense is recognized during the periods in which the related employee services are rendered. Such expense is generally measured by determining the excess, if any, of the grant date estimated fair market value of the underlying stock over the amount to be paid by the employee in conformity with Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25").

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

LOSS PER COMMON SHARE

Loss per common share is based on the weighted average number of common shares and potential common stock outstanding during the year in accordance with Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE". Securities that could potentially dilute basic loss per share in the future (Notes 3 and 11) were not included in the diluted-loss-per-share computation because their effect is antidilutive. Such securities, if converted, would increase outstanding common shares by 6,675,000 at April 30, 2002. See Note 15 for additional information.

--------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2002
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


ELEMENTS OF OTHER COMPREHENSIVE INCOME

For the years ended April 30, 2002 and 2001, the Company did not have any elements of other comprehensive income as defined by Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME." Therefore, a statement of comprehensive income has not been presented.

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

--------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2002
--------------------------------------------------------------------------------

3.  RELATED PARTY TRANSACTIONS

ARCHITECTURAL SERVICES AGREEMENT

The Company has a long standing agreement with the owner of DB Associates, a stockholder and member of the board of Directors, to provide architectural and sales services (see Note 13). For the years ended April 30, 2002 and 2001, the Company incurred approximately $38,988 and $35,000, respectively, in fees to DB Associates.

STOCKHOLDER SERVICES

Aberdeen Capital Strategies, Corp., a Company stockholder, billed the Company for 140,000 shares for investor relation services during the year ended April 30, 2002.

Richard Keating, a Company stockholder, billed the Company 200,000 for shares for investor relation services during the year of April 30, 2002.

SHAREHOLDER OPERATING SUPPORT

Brown Marketing Communications, LLC ("Brown"), a Company stockholder and creditor, began leasing office space to the Company in February 2001 on a month-to-month basis (see Note 13). Rent charged by Brown for the year ended April 30, 2002 and April 30, 2001 totaled $26,400 and $6,600, respectively. Such amounts are included in payables to related parties in the accompanying balance sheet. Additionally, Brown employs Dennis Schrage, a Director of the Company.

EMPLOYMENT AGREEMENTS

A contract with Russel Adams to serve as a Vice President and be compensated in shares only (no cash) for the fiscal year was completed and renewed for the following year pending the company receiving proper financing and corresponding ability to pay officers. Mr. Adams worked under a consulting contract for the entire fiscal year. His hourly rate of $100/hour was converted to restricted stock at various m1arket prices for all compensation. Mr. Adams earned a total of $74,100 or 551,000 shares.

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

--------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2002
--------------------------------------------------------------------------------

4.    INVENTORY

Inventory consists of the following at April 30, 2002:

5.  PLANT AND EQUIPMENT

Raw materials                                                        $  292,989
Work-in-process                                                         105,316
Finished goods                                                           74,392
                                                                     -----------
                                                                     $  472,697


Plant and equipment, including equipment under capital leases (see Note 9), consist of the following at April 30, 2002:

Plant design                                                         $  117,025
Manufacturing equipment                                               1,312,689
Office equipment                                                         19,600
                                                                     -----------
                                                                      1,449,314
Accumulated depreciation                                               -541,308
                                                                     -----------
                                                                     $  908,006

--------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2002
--------------------------------------------------------------------------------

6.  INCOME TAXES

Deferred tax assets primarily consist of net operating loss carry forwards as the Company has not generated taxable income since inception. There are no significant deferred tax liabilities. As management of the Company cannot determine that it is more likely than not that the company will receive benefit from these assets, a valuation allowance has been established to reduce the deferred tax assets to zero at April 30, 2002. Differences between the cumulative net loss for financial reporting purposes and that available for income tax purposes arise primarily as a result of nondeductible expenditures paid by the issuance of securities and start up costs capitalized for income tax purposes.

At April 30, 2002, the Company had net operating loss carry forwards available to reduce taxable income in future years of approximately $7,375,000.

7.  LINE-OF-CREDIT

The Company has a $25,000 line-of-credit used to fund its short-term working capital requirements. Interest is payable monthly at the lender's periodic rate (17.5% at April 30, 2002). At April 30, 2002, the Company had borrowed approximately $12,650 in excess of the credit limit under the line-of-credit. The lender has temporarily suspended additional borrowings against the line.

8.  NOTE PAYABLE

Total notes payable at April 30, 2002 is $220,588. Related party loans totaling $351,841 were outstanding at April 30, 2002.

--------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2002
--------------------------------------------------------------------------------

9.  CAPITAL LEASE OBLIGATIONS

The company leases certain manufacturing equipment under capital lease obligations that expire at various dates through fiscal 2005. Such leases are guaranteed by certain Directors of the Company. At April 30, 2002, such equipment is included in plant and equipment in the accompanying balance sheet in the amount of $1,147,580, less accumulated depreciation of $239,574.

Future minimum lease payments under the capital lease obligations are as follows for the years ending April 30:


2002                                                               $   94,523
2003                                                                  304,795
2004                                                                  303,155
2005                                                                  284,359
                                                                   -----------
                                                                    1,205,304
Less imputed interest                                                -224,273
                                                                   -----------

Capital lease obligations (including current
   portion of $304,795)                                            $  762,559

Of the above leases and amounts, only the Capital-One lease for production presses is not in default. The Company is negotiating to restructure the leases which are in arrears and seeking additional and replacement guarantors

10.  EQUITY SECURITIES

The Articles of Incorporation authorize issuance of up to 100,000,000 shares of common stock and up to 10,000,000 shares of preferred stock. No preferred shares have been issued. The Board of Directors has the authority, without further stockholder action, to determine the preferences, limitations, and relative rights of the preferred stock, subject to the requirements of the Oregon Business Corporation Act. No liquidation preferences for preferred stock have been established by the Board of Directors as of the date of this report. As of April 30, 2002, approximately 30,00,000 shares of the Company's common stock are freely tradable.

--------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2002
--------------------------------------------------------------------------------

11.  WARRANTS TO PURCHASE STOCK

The Board of Directors approved a 3-year Warrants to Purchase Stock program during the fiscal year ending April 30, 2002. The covered years are 2001, 2002 and 2003 vesting is applicable to only the years directors officers and certain employees served in connection with establishing this incentive program, the directors elected to cancel most outstanding Options to Purchase Shares. The Share purchase prices are all $.20 per share and the term of the Warrants is 5 years. LEEP's founder and current CEO, Grant Record was granted a Warrant to Purchase 2,800,000 shares over 5 years to replace a cancelled Option for 2,800,000 shares which was earlier awarded to Mr. Record to induce him to forgive approximately $550,000 of debt owed him by the Company and therefore assist and improving the Company's balance sheet without short term share dilution.

12.  STOCK OPTIONS

The following schedule reflects additional disclosures required by SFAS 123. This information is provided to assist readers in assessing the timing and uncertainties related to the exercise of outstanding options to purchase common stock.

SFAS 123 DISCLOSURES
                                                                  WEIGHTED                   WEIGHTED
   WARRANTS EXERCISABLE AT            EXERCISE PRICE              AVERAGE                AVERAGE REMAINING
       APRIL 30, 2001                     RANGE                EXERCISE PRICE            CONTRACTUAL LIFE

          6,675,000                        $.20                     $.20                      5 Years

--------------------------------------------------------------------------------
                        LEADING-EDGE EARTH PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2002
--------------------------------------------------------------------------------

13.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases 30,000 square feet of manufacturing plant facilities near Williamsport, Pennsylvania. Additionally, the Company leases certain equipment through operating leases. These operating leases expire at dates through 2004.

Minimum annual rental payments required under these non-cancelable operating leases are as follows for the years ending April 30:

2002                                                          $  154,422
2003                                                              28,885
2004                                                               3,420
                                                              -----------
                                                              $  186,727

Due to an overdue lease payment status, the availability of the above lease space terms and conditions is questionable.

In February 2001, the Company relocated its administrative offices to office space in Chicago, Illinois occupied by a related party (see Note 3). The Company pays $2,200 per month on a month-to-month basis.

Total rent expense, including common area maintenance and other related expenses, approximated $178,053 and $146,000 for the years ended April 30, 2002 and 2001, respectively.

EMPLOYMENT CONTRACTS

EMPLOYMENT AGREEMENTS: A contract with Russel Adams to serve as a Vice President and be compensated in shares only (no cash) for the fiscal year was completed and renewed for the following year pending the company receiving proper financing and corresponding ability to pay officers. Mr. Adams worked under a consulting contract for the entire fiscal year. His hourly rate of $100/hour was converted to restricted stock at various m1arket prices for all compensation. Mr. Adams earned a total of $74,100 or 551,000 shares.

ARCHITECTURAL SERVICES AGREEMENT

The Company has a long standing agreement with the owner of DB Associates, a stockholder and member of the Board of Directors, to provide architectural and sales services. In addition to normal hourly rates for architectural services, DB Associates will be paid for sales and marketing efforts at the rate of $1.00 per panel for each LEEPCORE panel sold to persons or companies for which DB Associates performs architectural work. DB Associates will alternatively receive $0.25 per panel for providing architectural review for compliance with the Company's standards on projects with which DB Associates is not directly involved as architect.

DEFAULTED DEBT

The only defaulted debt, per se, is a $60 debt to James Medley (see Legal Proceeding herein). All outstanding notes have been converted to stock accept note to Brown MC Company herein described and a new $218,000 six-month term note to American National Bank in connection with an August, 2002 lease term acceleration demanded by the Wells Fargo leasing group.

14.  SUBSEQUENT EVENTS (Unaudited)

Subsequent to fiscal year ending April 30 2002, the Company borrowed an approximate additional $199,000 from stockholders. Such loans have been converted to 4,335,290 of restricted common stock.